Form 10QSB
period 1996-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1996-05-14
CIK 887708

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED MARCH 31, 1996

                         Commission File No. 0-24676

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
            (Exact name of registrant as specified in its charter)

        MICHIGAN                                 38-2505723
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification No.)

1150 ELIJAH MC COY DRIVE, DETROIT, MICHIGAN                 48202
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (313) 871-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Common Stock outstanding at May 8, 1996: 7,540,762 shares

The Exhibit Index is located on page 14
                                     --
The total number of pages is 14
                             --

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                 MARCH 31, 1996
                                  (Unaudited)

                                     ASSETS



CURRENT ASSETS
   Cash and cash equivalents                                                                   $   198,909
   Accounts receivable, net of allowances of $35,000                                               183,008
   Inventories                                                                                     288,024
   Prepaid expenses and deposits                                                                   119,365
   Subscription receivable (Note 3)                                                              1,288,000
                                                                                               -----------

             TOTAL CURRENT ASSETS                                                                2,077,306
                                                                                               -----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                                                            197,305
   Building and improvements                                                                     6,682,724
   Equipment                                                                                     3,795,087
   Furniture and fixtures                                                                          156,909
                                                                                               -----------

   Total                                                                                        10,832,025
   Less accumulated depreciation                                                                 1,970,972
                                                                                               -----------

       PROPERTY, PLANT AND EQUIPMENT, NET                                                        8,861,053
                                                                                               -----------

MARKETABLE SECURITIES                                                                              128,739
                                                                                               -----------




             TOTAL ASSETS                                                                      $11,067,098
             ------------                                                                      ===========





See Accompanying Notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
   Accounts payable                                                                            $ 1,228,979
   Current portion of long-term debt                                                               475,833
   Accrued expenses:
       Deferred revenue                                                                            147,000
       Interest                                                                                    218,988
                                                                                               -----------

             TOTAL CURRENT LIABILITIES                                                           2,070,800

LONG-TERM DEBT, NET OF CURRENT PORTION                                                           8,524,167
                                                                                               -----------

             TOTAL LIABILITIES                                                                  10,594,967
                                                                                               -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - no par value;
    authorized, 5,000,000 shares; issued
    and outstanding, 285,714 Series A shares                                                     1,000,000
   Common stock - no par value;
    authorized, 10,000,000 shares; issued
    and outstanding, 7,540,762 shares                                                           19,084,574
   Subscription receivable                                                                         (14,087)
   Deficit accumulated during the development stage                                            (19,437,432)
   Unrealized loss on available-for-sale
    marketable securities                                                                         (160,924)
                                                                                               -----------


             TOTAL STOCKHOLDERS' EQUITY                                                            472,131
                                                                                               -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $11,067,098
             ------------------------------------------                                        ===========


See Accompanying Notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                              Three Months Ended           Cumulative from
                                                                   March 31,                 Inception
                                                       ----------------------------------     (2/22/84
                                                           1996               1995           to 3/31/96)
                                                       -------------      -------------   ----------------
Net sales                                                $   450,342         $1,262,490       $  9,651,588

Cost of goods sold                                           508,163            812,331          9,010,085
                                                       -------------   ----------------  -----------------

       Gross (loss) profit                                   (57,821)           450,159            641,503
                                                       -------------   ----------------  -----------------

Selling, general and administrative expenses                 527,494            632,263         11,307,802
Research and development costs                               458,074            486,580          5,270,758
                                                       -------------   ----------------  -----------------

       Operating loss                                     (1,043,389)          (668,684)       (15,937,057)
                                                       -------------   ----------------  -----------------

Other income (expense)
   Interest income                                             1,825              1,225            221,180
   Interest expense                                         (164,527)          (189,865)        (4,050,906)
   Other                                                       1,023                  -            (52,592)
   Loss on sale of equipment                                       -                  -            (48,209)
                                                       -------------  -----------------  -----------------

       Other expense, net                                   (161,679)          (188,640)        (3,930,527)
                                                       -------------  -----------------  -----------------

Loss before cumulative effect of
 change in accounting principle                           (1,205,068)          (857,324)       (19,867,584)

Cumulative effect of change in
 accounting principle                                              -                  -            430,152
                                                       -------------   ----------------    ---------------

       Net loss                                          $(1,205,068)        $ (857,324)      $(19,437,432)
                                                       =============   ================    ===============


Net loss per common share                                 $ (.17)            $ (.16)           $ (6.15)
                                                       ==============  ================    ===============

Weighted average number of
 common shares outstanding                               7,007,600          5,233,443         3,162,464
                                                       ==============  ================    ===============





See Accompanying Notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS  EQUITY



                                                                                                Deficit
                                                                                               Accumulated  Unrealized
                                         Preferred Stock       Common Stock                    During the    Loss on
                                     --------------------  ---------------------  Subscription Development  Marketable
                                       Shares    Amount     Shares       Amount     Receivable     Stage    Securities    Total
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------
              Balance at inception
               (February 22, 1984)         --  $      --          --    $     --    $       --   $      --    $     --     $   --

              Issuance of 2,433,471
              shares of common stock
              for stock subscription
              receivable                   --         --   2,433,471       2,500        (2,500)         --          --         --
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------
              Balance at
               December 31, 1984           --         --   2,433,471       2,500        (2,500)         --          --         --
              Net loss                     --         --          --          --            --      (3,832)         --     (3,832)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1985           --         --   2,433,471       2,500        (2,500)     (3,832)         --     (3,832)
              Net loss                     --         --          --          --            --         (50)         --        (50)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1986           --         --   2,433,471       2,500        (2,500)     (3,882)         --     (3,882)
              Net loss                     --         --          --          --            --      (1,270)         --     (1,270)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1987           --         --   2,433,471       2,500        (2,500)     (5,152)         --     (5,152)
              Net loss                     --         --          --          --            --     (81,297)         --    (81,297)
              Collection of
              subscription
              receivable                   --         --          --          --         2,500          --          --      2,500
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1988           --         --   2,433,471       2,500          --       (86,449)         --    (83,949)
              Net loss                     --         --          --          --          --      (146,978)         --   (146,978)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1989           --         --   2,433,471       2,500          --      (233,427)         --   (230,927)
              Additional stockholder
               contribution                --         --          --      97,500          --            --          --     97,500
              Net loss                     --         --          --          --          --      (666,314)         --   (666,314)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1990           --         --   2,433,471     100,000          --      (899,741)         --   (799,741)
              Net loss                     --         --          --          --          --    (2,271,108)         -- (2,271,108)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------

              Balance at
               December 31, 1991           --         --   2,433,471     100,000          --    (3,170,849)         -- (3,070,849)
              Issuance of
               common stock                --         --     539,055   2,480,449          --            --          --  2,480,449
              Stock issued upon
               conversion of debt          --         --     143,947     692,382          --            --          --    692,382
              Net loss                     --         --          --          --          --    (3,568,135)         -- (3,568,135)
                                     --------  ----------  ---------    --------  ------------ -----------  ---------- ------------


                                  (Continued)

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS  EQUITY




                                                                                                Deficit
                                                                                               Accumulated  Unrealized
                                         Preferred Stock       Common Stock                    During the    Loss on
                                     --------------------  ---------------------  Subscription Development  Marketable
                                       Shares    Amount     Shares       Amount   Receivable     Stage      Securities    Total
                                     --------  ----------  --------- -----------  ----------  ------------  ---------   ----------
              Balance at
               December 31, 1992           --         --   3,116,473   3,272,831          --   (6,738,984)         --   (3,466,153)
              Issuance of
               common stock                --         --     529,947   2,182,256          --           --          --    2,182,256
              Net loss                     --         --          --          --          --   (3,769,940)         --   (3,769,940)
                                     --------  ----------  --------- -----------  ----------  ------------  ---------   ----------

              Balance at
               December 31, 1993           --         --   3,646,420   5,455,087          --  (10,508,924)         --   (5,053,837)
              Issuance of
               common stock                --         --   1,400,000   7,924,251          --           --          --    7,924,251
              Issuance of
               preferred stock        285,714  1,000,000          --          --          --           --          --    1,000,000
              Net loss                     --         --          --          --          --   (3,630,058)         --   (3,630,058)
                                     --------  ----------  --------- -----------  ----------  ------------  ---------   ----------
              Balance at
               December 31, 1994      285,714  1,000,000   5,046,420  13,379,338          --  (14,138,982)         --      240,356
              Issuance of
               common stock                --         --   1,809,387   4,110,063     (14,087)          --          --    4,095,976
              Contribution of
               administrative
               expenses by
               Chairman Emeritus           --         --          --      56,000          --           --          --       56,000
              Net loss                     --         --          --          --          --   (4,093,382)         --   (4,093,382)
              Unrealized loss on
               marketable securities       --         --          --          --          --           --    (160,924)    (160,924)
                                     --------  ----------  --------- -----------  ----------  ------------  ---------   ----------

              Balance at
               December 31, 1995      285,714  1,000,000   6,855,807  17,545,401     (14,087) (18,232,364)         --      138,026


              Issuance of
               common stock                --         --     684,955   1,539,173          --           --          --    1,539,173
              Net loss                     --         --          --          --          --    (1,205,068)        --   (1,205,068)
                                     --------  ----------  --------- -----------  ----------  ------------  ---------   ----------

              Balance at
               March 31, 1996         285,714  $1,000,000  7,540,762 $19,084,574  $  (14,087) $(19,437,432) $(160,924)   $ 472,131
                                     ========  ==========  ========= ===========  ==========  ============  =========   ==========







See Accompanying Notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                              Cumulative
                                                                                                 from
                                                               Three Months Ended March 31,    Inception
                                                               ----------------------------   (2/22/84 to
                                                                1996             1995          3/31/96)
                                                            -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(1,205,068)   $    (857,324)  $ (19,437,432)
   Adjustments to reconcile net loss to net
    cash used in operating activities
       Cumulative effect of change in
        accounting principle                                            -                -        (430,152)
       Depreciation                                               128,100          128,101       2,569,779
       Loss on sale of equipment                                        -                -          48,230
       Expenses paid by Chairman, emeritus                              -                -          56,000
       Changes in operating assets and liabilities
        which provided (used) cash:
         Accounts receivable                                      225,572         (293,411)       (183,008)
         Inventories                                               91,336         (335,846)       (288,024)
         Prepaid expenses and deposits                             42,278           27,742        (119,365)
         Accounts payable                                         239,585           72,709       1,228,979
         Accrued expenses                                         150,208         (280,287)        381,987
                                                            -------------    -------------   -------------

       NET CASH USED IN OPERATING ACTIVITIES                     (327,989)      (1,538,316)    (16,173,006)
                                                            -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (56,539)         (95,309)     (2,373,247)
   Proceeds from sale of equipment                                      -                -         195,000
                                                            -------------    -------------   -------------

   NET CASH USED IN INVESTING ACTIVITIES                          (56,539)         (95,309)     (2,178,247)
                                                            -------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                         251,173        1,040,686      16,690,824
   Proceeds from issuance of preferred stock                            -                -       1,000,000
   Proceeds from long-term debt                                         -                -         868,601
   Repayments of long-term debt                                         -                -        (509,263)
   Net short-term borrowings                                            -          300,000         500,000
                                                            -------------    -------------   -------------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                      251,173        1,340,686      18,550,162
                                                            -------------    -------------   -------------

       NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                                    (133,355)        (292,939)        198,909

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                              332,264          567,274               -
                                                            -------------    -------------   -------------


CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                $   198,909    $     274,335   $     198,909
                                                            =============    =============   =============

Supplemental disclosures of cash flows information:
Cash paid for interest                                                -0-    $     411,482   $   3,988,059
                                                            =============    =============   =============



See Accompanying Notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1:      BASIS OF PRESENTATION

             The balance sheet as of March 31, 1996 and the related statements of operations, stockholders equity and cash flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements has been included. Such adjustments consisted of only normal recurring items, except for the establishment of a subscription receivable as further described in Note 3. Interim results are not necessarily indicative of results for the full year.

             The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

             The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1995 Caraco Pharmaceutical Laboratories, Ltd. Annual Report on Form 10-KSB.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

             The Company has not currently achieved sales necessary to support operations. The Company has, as of March 31, 1996, stockholders' equity of $472,131 and working capital of $6,506. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These and other factors raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)



NOTE 2:      LOSS FROM DEFALCATION

             On October 17, 1994, the Company filed a Form 8-K with the Securities and Exchange Commission which stated (1) managements discovery of misappropriations of approximately $514,000 of Company funds by its former Controller and his brother and (2) the agreement by Dr. C. Arnold Curry, Chairman Emeritus, to purchase for cash in the total amount of the loss, the Company claims against those who may be responsible for the loss. All amounts outstanding have been collected in full.

             The Company has made appropriate filings with the Securities and Exchange Commission (SEC). The SEC is currently conducting an investigation into the matter, and the Company is complying on a voluntary basis.


NOTE 3:      STOCKHOLDERS' EQUITY

             On March 31, 1996, the Company converted a $250,000 stockholder loan into 111,111 shares of its common stock at $2.25 per share.

             In connection with a private placement offering that was completed effective March 31, 1996, the Company sold 572,444 shares of unregistered common stock which netted the Company approximately $1,250,000.

             All of the private placement cash proceeds were received in April 1996.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net losses for the quarters ended March 31, 1996 and 1995 were $1,205,068 and $857,324, respectively. The increase in the net loss in 1996 is due to the Company's inability to raise money needed to sustain ongoing operations. The Company continues to seek additional funding requirements to meet its business objectives.

             Net sales for the quarter ended March 31, 1996 and 1995 were $450,342 and $1,262,490, respectively. The decrease in sales is directly attributable to the Company's inability to purchase materials needed to produce product for sale. At March 31, 1996 the Company had an open sales order backlog of approximately $250,000.

             Cost of sales for the quarters ended March 31, 1996 and 1995 were $508,163 or 112.8% of sales, and $812,331 or 64.3% of sales, respectively. The increase percentage in cost of sales between periods was a result of the under absorption of fixed production overhead costs due to significantly lower sales and manufacturing volumes.

             Selling, general and administrative expenses for the quarters ended March 31, 1996 and 1995 were $527,494 and $632,263, respectively. The decrease in 1996 was due to the Company's cost cutting program which was put in effect in mid-1995.

             Research and development expenses for the quarters ended March 31, 1996 and 1995 were $458,074 and $486,580, respectively. The
             Company continues to fund its aggressive product development strategy as a means to accelerate its planned future growth.

             Interest expense for the quarters ended March 31, 1996 and 1995 were $164,527 and $189,864, respectively. The decrease in 1996 is attributable to the elimination of short-term 1995 borrowings used to fund equipment purchases.

             At March 31, 1996 the Company's working capital was $6,506 compared with working capital of $298,910 at March 31, 1995. The difference is directly attributable to the Company's continued losses from operations offset by the private placement completed on March 31, 1996.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

             Liquidity and Capital Resources

             Management estimates that, at its currently planned level of operations, the Company will continue to experience operating losses of between $800,000 and $1,000,000 per quarter through 1996 and, accordingly, that it needs approximately $5,000,000 of additional funds to provide the required working capital to execute its business plan for 1996. Management intends to raise between $800,000 and $1,000,000 through the private sale of its securities prior to May 31, 1996; and to follow that with a larger offering of its securities to raise the balance of the funds required for 1996.

             Management also contemplates borrowing an additional $3,000,000 through a loan to be secured by a first mortgage on the Company's manufacturing and office facility. The Economic and Development Corporation of the City of Detroit, which has loaned $9,000,000 to the Company secured by a lien on the building, has agreed to subordinate its security interest to a first mortgage not exceeding $3,000,000 subject to its right to approve the lender and the terms of the loan. The Company could use the proceeds of that loan, if available, to complete a cytotoxic manufacturing capability in its building in anticipation of the possible approval by the FDA in 1997 and 1998 of ANDA's to be filed by the Company for certain cytotoxic generic products. Any balance of the loan proceeds would be added to the Company's working capital.

             There is no assurance that the foregoing funds will be made available to the Company timely or on financially satisfactory terms; or that any of the Company's ANDAs will be approved by the FDA within time parameters anticipated by management or at all; or that the Company will be able to manufacture and sell profitably any product resulting from FDA approval of an ANDA filed by the Company. To the extent that capital requirements should exceed available capital, the Company would be required to reduce its research and development activity, reduce personnel and delay capital expenditures while continuing to seek alternative sources of financing for its business.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports

         a.  None
         b. The following Form 8-K's were filed during the first quarter of 1996:

             Report of Form 8-K dated February 23, 1996
             Report of Form 8-K dated April 2, 1996

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                By:  /s/  Allan J. Hammer
                                   -------------------------------------
                                   Allan J. Hammer
                                   Chief Financial Officer (Principal
                                     Accounting Officer and a duly
                                     authorized signatory of the Company)


DATED:  May 14, 1996

                                 EXHIBIT INDEX




EXHIBIT TABLE
    NUMBER                          EXHIBIT                        PAGE
- -----------------------------------------------------------------------

      27                Financial Data Schedule
