Form 10QSB
period 1996-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1996-08-13
CIK 887708

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Yes [X] No [ ]


Common Stock outstanding at August 8, 1996:  7,842,106 shares



The Exhibit Index is located on page  15
                                      --
The total number of pages is  16
                              --

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                                 BALANCE SHEET

                                 JUNE 30, 1996
                                  (UNAUDITED)



- - -------------------------------------------------------------------------------


                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $  286,202
  Accounts receivable, net of allowances of $65,000                    204,223
  Inventories                                                          305,357
  Prepaid expenses and deposits                                        241,120
                                                                    ----------

TOTAL CURRENT ASSETS                                                 1,036,902
                                                                    ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Buildings and improvements                                         6,682,725
  Equipment                                                          3,795,087
  Furniture and fixtures                                               156,908
                                                                    ----------
  Total                                                             10,634,720
  Less accumulated depreciation                                      2,099,072
                                                                    ----------
                                                                     8,535,648
  Land                                                                 197,305
                                                                    ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                   8,732,953
                                                                    ----------

MARKETABLE SECURITIES                                                  128,739
                                                                    ----------


TOTAL ASSETS                                                        $9,898,594
                                                                    ==========

See accompanying notes.

- - -------------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                 $   917,462
  Current portion of long-term debt                                    590,833
  Accrued expenses:
    Interest                                                           218,988
    Other                                                              117,563
                                                                    ----------

TOTAL CURRENT LIABILITIES                                            1,844,846

Long-term debt, net of current portion                               8,289,167
                                                                    ----------

TOTAL LIABILITIES                                                   10,134,013
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;
    issued and outstanding, 285,714 Series A shares                  1,000,000
  Common stock, no par value, authorized 10,000,000 shares;
    issued and outstanding, 7,842,106 shares                        19,646,974
  Subscription receivable                                              (14,087)
  Deficit accumulated during the development stage                 (20,707,382)
  Unrealized loss on available-for-sale marketable securities         (160,924)
                                                                    ----------

TOTAL STOCKHOLDERS' DEFICIT                                           (235,419)
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $9,898,594
                                                                    ==========

See accompanying notes.

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                    Three Months Ended          Six Months Ended           Cumulative from
                                                         June 30,                   June 30,                  Inception
                                                  ------------------------    -------------------------        (2/22/84
                                                       1996        1995          1996          1995           to 6/30/96)
                                                  -----------  -----------   -----------    -----------  ------------------
Net sales                                         $   258,339  $ 1,175,451    $  708,681    $ 2,437,941       $ 9,909,927
Cost of goods sales                                   402,476      808,739       910,639      1,621,070         9,412,561
                                                  -----------  -----------    ----------    -----------       -----------

GROSS (LOSS) PROFIT                                  (144,137)     366,712      (201,958)       816,871           497,366
                                                  -----------  -----------    ----------    -----------       -----------

Selling, general and
administrative expenses                               551,625      515,430     1,079,119      1,147,693        11,859,427
Research and development
costs                                                 413,621      566,051       871,695      1,052,631         5,684,379
                                                  -----------  -----------    ----------    -----------       -----------

OPERATING LOSS                                     (1,109,383)    (714,769)   (2,152,772)    (1,383,453)      (17,046,440)
                                                  -----------  -----------    ----------    -----------       -----------

OTHER INCOME (EXPENSE)
  Interest income                                       3,674            -         5,499          1,225           224,854
  Interest expense                                   (164,241)    (179,533)     (328,768)      (369,398)       (4,215,147)
  Other                                                     -            -         1,023              -           (52,592)
  Gain (loss) on sale of
   equipment                                                -       84,283             -         84,283           (48,209)
                                                  -----------  -----------    ----------    -----------       -----------

OTHER EXPENSE - NET                                  (160,567)     (95,250)     (322,246)      (283,890)       (4,091,094)
                                                  -----------  -----------    ----------    -----------       -----------

Loss before cumulative effect
 of change in accounting
 principle                                         (1,269,950)    (810,019)   (2,475,018)    (1,667,343)      (21,137,534)
Cumulative effect of change
 in accounting principle                                    -                          -              -           430,152
                                                  -----------  -----------    ----------    -----------       -----------

NET LOSS                                          $(1,269,950)  $ (810,019)  $(2,475,018)   $(1,667,343)     $(20,707,382)
                                                  ===========  ===========    ==========    ===========       ===========

Net loss per common share                               $(.16)       $(.15)        $(.34)         $(.31)           $(6.34)
                                                  ===========  ===========    ==========    ===========       ===========

Weighted average number of
common shares outstanding                           7,735,665    5,510,221     7,342,336      5,372,601         3,265,497
                                                  ===========  ===========    ==========    ===========       ===========


See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)






                                                                                        Deficit
                                                                                      Accumulated   Unrealized
                            Preferred Stock          Common Stock                     During the     Loss on
                            ----------------  -----------------------  Subscription   Development   Marketable
                            Shares   Amount     Shares      Amount     Receivable        Stage      Securities     Total
                            -------  -------  ----------  -----------  ------------  ------------  -----------  ------------
Balance at inception
 (February 22, 1984)             --  $    --          --   $       --   $    --      $        --          $--    $       --

Issuance of 2,433,471
shares of common stock
for stock subscription
receivable                       --       --   2,433,471        2,500     (2,500)             --           --            --
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1984               --       --   2,433,471        2,500     (2,500)             --           --            --
Net loss                         --       --          --           --         --         (3,832)           --        (3,832)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1985               --       --   2,433,471        2,500     (2,500)         (3,832)          --        (3,882)
Net loss                         --       --          --           --         --             (50)          --           (50)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1986               --       --   2,433,471        2,500     (2,500)         (3,882)          --        (3,882)
Net loss                         --       --          --           --         --          (1,270)          --        (1,270)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1987               --       --   2,433,471        2,500     (2,500)         (5,152)          --        (5,152)
Net loss                         --       --          --           --         --         (81,297)          --       (81,297)
Collection of subscription
receivable                       --       --          --           --      2,500              --           --         2,500
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1988               --       --   2,433,471        2,500         --         (86,449)          --       (83,949)
Net loss                         --       --          --           --         --        (146,978)          --      (146,978)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1989               --       --   2,433,471        2,500         --        (233,427)          --      (230,927)
Additional stockholder
 contribution                    --       --          --       97,500         --              --           --        97,500
Net loss                         --       --          --           --         --        (666,314)          --      (666,314)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1990               --       --   2,433,471      100,000         --        (899,741)          --      (799,741)
Net loss                         --       --          --           --         --      (2,271,108)          --    (2,271,108)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------
Balance at
 December 31, 1991               --       --   2,433,471      100,000         --      (3,170,849)          --    (3,070,849)
Issurance of
 common stock                    --       --     539,055    2,480,449         --              --           --     2,480,449
Stock issued upon
 conversion of debt              --       --     143,947      692,382         --              --           --       692,382
Net loss                         --       --          --           --         --      (3,568,135)          --    (3,568,135)
                            -------  -------  ----------  -----------  ---------     -----------    ---------   -----------

                                  (Continued)
See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

           STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) (CONTINUED)






                                                                                               Deficit
                                                                                             Accumulated   Unrealized
                                    Preferred Stock          Common Stock                     During the    Loss on
                                 -------------------  ----------------------  Subscription   Development   Marketable
                                  Shares    Amount     Shares        Amount    Receivable       Stage      Securities      Total
                                 -------- ----------  ---------  -----------  ------------  -------------  ----------   -----------
Balance at
 December 31, 1992                    --          --  3,116,473    3,272,831          --       (6,738,984)         --    (3,466,153)
Issuance of common stock              --          --    529,947    2,182,256          --               --          --     2,182,256
Net loss                              --          --         --           --          --       (3,769,940)         --    (3,769,940)
                                 -------  ----------  ---------  -----------   ---------    -------------  ----------   -----------
Balance at
 December 31, 1993                    --          --  3,646,420    5,455,087          --      (10,508,924)         --    (5,053,837)
Issuance of common stock              --          --  1,400,000    7,924,251          --               --          --     7,924,251
Issuance of preferred stock      285,714   1,000,000         --           --          --               --          --     1,000,000
Net loss                              --          --         --           --          --       (3,630,058)         --    (3,630,058)
                                 -------  ----------  ---------  -----------   ---------    -------------  ----------   -----------
Balance at
 December 31, 1994               285,714   1,000,000  5,046,420   13,379,338          --      (14,138,952)         --       240,356
Issuance of common stock              --          --  1,809,387    4,110,063     (14,087)              --          --     4,095,976
Contribution of
administrative expenses by
 Chairman, Emeritus                   --          --         --       56,000          --               --          --        56,000
Net loss                              --          --         --           --          --       (4,093,362)         --    (4,093,382)
Unrealized loss on
 marketable securities                --          --         --           --          --               --    (160,924)     (160,924)
                                 -------  ----------  ---------  -----------   ---------    -------------  ----------   -----------
Balance at
 December 31, 1995               285,714   1,000,000  6,855,807   17,545,401     (14,087)     (18,232,364)   (160,924)      138,026
Issuance of
common stock (unaudited)              --          --    986,299    2,101,573          --               --          --     2,101,573
Net loss (unaudited)                  --          --         --           --          --       (2,475,018)         --    (2,475,018)
                                 -------  ----------  ---------  -----------   ---------    -------------  ----------   -----------
Balance at
 June 30, 1996 (unaudited)       285,714  $1,000,000  7,842,106  $19,646,974   $ (14,087)    $(20,707,382)  $(160,924)    $(235,419)
                                 =======  ==========  =========  ===========   =========    =============  ==========   ===========













See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


- - --------------------------------------------------------------------------------

                                                          Six Months Ended
                                                               June 30,               (Unaudited)
                                                     --------------------------       Cumulative
                                                        1996          1995       (2/22/84 to 6/30/96)
                                                     ------------  ------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,475,018)  $(1,667,343)      $(20,707,382)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Cumulative effect of change in
    accounting principle                                       -             -           (430,152)
   Depreciation                                          256,200       256,200          2,697,879
   (Gain) loss on sale of equipment                            -       (84,283)            48,230
   Expenses paid by Chairman, emeritus                         -             -             56,000
  Changes in operating assets and
   liabilities which provided (used) cash:
    Accounts receivable                                  204,357      (115,061)          (204,223)
    Inventories                                           74,003      (522,100)          (305,357)
    Prepaid expenses and deposits                        (79,477)       66,857           (241,120)
    Accounts payable                                     (71,932)      614,160            917,462
    Accrued expenses                                     120,771      (243,656)           352,550
                                                     ------------  ------------      -------------

NET CASH USED IN OPERATING ACTIVITIES                 (1,971,096)   (1,695,226)       (17,816,113)
                                                     ------------  ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (56,539)      (81,833)        (2,373,247)
 Proceeds from sale of equipment                               -       195,000            195,000
                                                     ------------  ------------      -------------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                    (56,539)      113,167         (2,178,247)
                                                     ------------  ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                2,101,573     1,818,642         18,541,224
 Proceeds from issuance of preferred stock                     -             -          1,000,000
 Proceeds from long-term debt                                  -             -            868,601
 Repayments of long-term debt                           (120,000)            -           (629,263)
 Net short-term borrowings                                     -       300,000            500,000
                                                     ------------  ------------      -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,981,573     2,118,642         20,280,562
                                                     ------------  ------------      -------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                        (46,062)      536,583            286,202

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           332,264       567,274                  -
                                                     ------------  ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   286,202   $ 1,103,857       $    286,202
                                                     ============  ============      =============

Supplemental disclosures of  cash flows
 information:
  Cash paid for interest                             $   164,241   $   597,039       $  4,152,300
                                                     ===========   ============      =============

See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


- - --------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The balance sheet as of June 30, 1996 and the related statements of operations, stockholders equity/deficit and cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements has been included. Such adjustments consisted of only normal recurring items. Interim results are not necessarily indicative of results for the full year.

   The financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

   The Company has not currently achieved sales necessary to support operations. The Company has, as of June 30, 1996, a stockholders' deficit of $235,419 and a working capital deficit of $807,944. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These and other factors raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. LOSS FROM DEFALCATION

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

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


- - --------------------------------------------------------------------------------



3. STOCKHOLDERS' DEFICIT

   On March 31, 1996, the Company converted a $250,000 stockholder loan into 111,111 shares of its common stock at $2.25 per share.

   In connection with a private placement offering that was completed effective March 31, 1996, the Company sold 572,444 shares of unregistered common stock which netted the Company approximately $1,250,000. All cash proceeds were received in April 1996.

   On May 13, 1996, the Company sold privately 44,444 shares of common stock for $100,000.

   On May 31, 1996, the Company sold privately 250,000 shares of common stock for $500,000.

   On July 11, 1996, the Company and the Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock of $4,000,000 and sell it certain rights for 20 generic pharmaceuticals products. This transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from the Indian government, and negotiation and execution of definitive documents. The parties intend to consummate the transaction within 150 days.

   As of July 29, 1996, the Company's common stock and warrants are quoted on the OTC Bulletin Board following a delisting of its securities from the NASDAQ Small Cap Market for not maintaining minimum capital and surplus requirements of $1 million. The Company intends to raise additional capital and seek reinstatement on NASDAQ shortly.

                                  * * * * * *

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A Development Stage Company)

- - --------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Net losses for the quarters ended June 30, 1996 and 1995 were $1,269,950 and $810,019, respectively. The increase in the net loss in 1996 is due to the Company's inability to raise money needed to sustain ongoing operations. The Company continues to seek additional funding requirements to meet its business objectives.

         Net sales for the quarter ended June 30, 1996 and 1995 were $258,339 and $1,175,451, respectively. The decrease in sales is directly attributable to the Company's inability to purchase raw materials needed to produce product for sale. At June 30, 1996 the Company had an open sales order backlog of approximately $310,000.

         Cost of sales for the quarters ended June 30, 1996 and 1995 were $402,476 or 155.8% of sales, and $808,739 or 68.8% of sales, respectively. The increase percentage in cost of sales between periods was a result of the under absorption of fixed production overhead costs due to significantly lower sales and manufacturing volumes as a result of the Company's inability to purchase raw material.

         Selling, general and administrative expenses for the quarters ended June 30, 1996 and 1995 were $551,625 and $515,430, respectively.
         The increase in 1996 is due to the Company's investor relations program which was put in effect this year and professional costs.

         Research and development expenses for the quarters ended June
         30, 1996 and 1995 were $413,621 and $566,051, respectively.  The
         Company continues to fund its aggressive product development strategy as a means to accelerate its planned future growth. However, such expenditures and research projects were severely impacted and/or delayed by the Company's limited available working capital.

         Interest expense for the quarters ended June 30, 1996 and 1995 were $164,241 and $179,533, respectively. The decrease in 1996 is attributable to the elimination of short-term 1995 borrowings used to fund equipment purchases.

         At June 30, 1996 the Company's working capital deficit was $807,944 compared with a positive working capital of $1,024,139 at June
         30, 1995. The difference is attributable to the Company's continued losses from operations, reclassification of a portion of long-term debt to current in 1996, and on June 30, 1995, the Company completed a private placement totaling $1,510,000, which was reflected in the 1995 balance.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A Development Stage Company)

- - --------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Liquidity and Capital Resources


         On March 31, 1996, the Company converted a $250,000 stockholder loan
         into   111,111 shares of its common stock at $2.25 per share.  On March
         31, 1996, the Company also sold privately to 20 investors an aggregate of 572,444 shares of common stock for an aggregate consideration of $1,288,000 in cash. On May 13, 1996 the Company sold privately to one investor 44,444 shares of common stock for $99,999, and on May 31, 1996 the Company sold privately to one investor 250,000 shares of common stock for an aggregate of $500,000. The above offerings were completed without an underwriter.

         Management estimates that, at its currently planned anticipated level of operations, the Company will continue to experience operating losses of between $800,000 and $1,000,000 per quarter through 1996 and, accordingly, that it needs approximately $5,000,000 of additional funds to provide the required working capital to execute its business plan for 1996. In August 1996, management intends to complete a private equity placement of approximately $3,000,000 which will be used for working capital. On July 11, 1996, the Company and the Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock of $4,000,000 and sell it certain rights for 20 generic pharmaceuticals products. This transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from the Indian government, and negotiation and execution of definitive documents. The parties intend to consummate the transaction within 150 days.

         The Company and Sun Pharma also announced that during the negotiations and due diligence, Sun Pharma would transfer four of the proposed 20 products to Caraco as a demonstration of Sun Pharma's commitment to the proposed transaction. Under a separate agreement signed earlier this year, Caraco is to manufacture and market a generic anticonvulsant drug from Sun Pharma in the United States, with both companies sharing the development and registration.

         The Economic and Development Corporation of the City of Detroit, which has loaned $9,000,000 to the Company secured by a lien on the building, has agreed to subordinate its security interest to a first mortgage not exceeding $3,000,000 subject to its right to approve the lender and the terms of the loan. The Company could use the proceeds of that loan, if available, to complete a cytotoxic manufacturing capability in its building in anticipation of the possible approval by the FDA in 1998 of ANDA's to be filed by the Company for certain cytotoxic generic products. Any balance of the loan proceeds would be added to the Company's working capital.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A Development Stage Company)

- - --------------------------------------------------------------------------------


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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             Not Applicable

Item 3.  Defaults Upon Senior Securities

             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders



         The Annual Meeting of Shareholders (the "Meeting") of Caraco Pharmaceutical Laboratories, Ltd. was held on May 15, 1996 at Detroit, Michigan. Matters voted on at the Meeting and the votes cast for, against or abstained were as follows:

A. Election of Directors

                                         Votes For        Votes Withheld
                                         ---------        --------------
   David W. Adamany                      6,307,900             5,666

   Cara J. Curry                         5,607,974           705,592

   David A. Hagelstein                   6,308,066             5,500

   John R. Morris                        6,297,870            15,696


Item 5.  Other Information

         At a meeting on May 10, 1995 the Board of Directors unanimously adopted resolutions reorganizing and reconstituting membership in the standing committees of the Board of Directors as follows:

              Name of Committee          Members Appointed
            -------------------          -------------------

                Audit                    Betty R. Anderson
                                         Ronald R. Dobbins
                                         Theodore H. Glenn
                                         Jay F. Joliat
                                         Robert P. Roselle

              Name of Committee          Members Appointed
            -------------------          -------------------

               Compensation              David W. Adamany
                                         Betty R. Anderson
                                         Ronald R. Dobbins
                                         David A. Hagelstein
                                         John R. Morris

                 Finance                 C. Arnold Curry
                                         Theodore H. Glenn
                                         William R. Hurd
                                         Jay F. Joliat
                                         Robert P. Roselle


                 Executive               David W. Adamany
                                         C. Arnold Curry
                                         Cara J. Curry
                                         David A. Hagelstein
                                         William R. Hurd

Item 6. Exhibits and Reports

   a.   None

   b. The following Form 8-K was filed during the second quarter of 1996 and is incorporated herein by reference:

        Report of Form 8-K dated June 3, 1996


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                   By:  /s/Allan J. Hammer
                                        ------------------------------------
                                        Allan J. Hammer
                                        Chief Financial Officer (Principal
                                        Accounting Officer and a duly
                                        authorized signatory of the Company)

Dated:  August 12, 1996

                                 EXHIBIT INDEX



   EXHIBIT TABLE
     NUMBER                        EXHIBIT                         PAGE
- - -----------------------------------------------------------------------


       27                  Financial Data Schedule