Form 10QSB
period 1996-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1996-11-14
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Yes [X]              No [ ]


Common Stock outstanding at November 11, 1996:  7,842,106 shares


The Exhibit Index is located on page 16
The total number of pages is 18

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $    187,106
  Accounts receivable, net of allowances of $32,247                             47,415
  Inventories                                                                  336,723
  Prepaid expenses and deposits                                                144,823
                                                                          ------------

TOTAL CURRENT ASSETS                                                           716,067
                                                                          ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Buildings and improvements                                                 6,682,725
  Equipment                                                                  3,803,087
  Furniture and fixtures                                                       156,908
                                                                          ------------
  Total                                                                     10,642,720
  Less accumulated depreciation                                             (2,227,172)
                                                                          ------------
                                                                             8,415,548
  Land                                                                         197,305
                                                                          ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                           8,612,853
                                                                          ------------

MARKETABLE SECURITIES                                                          128,739
                                                                          ------------

TOTAL ASSETS                                                              $  9,457,659
                                                                          ============


See accompanying notes.

--------------------------------------------------------------------------------

                            LIABILITIES AND DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                            $  1,431,629
  Short-term notes payable                                                         300,000
  Long-term debt                                                                 8,880,000
  Accrued expenses:
    Interest                                                                       384,861
    Other                                                                           18,569
                                                                              ------------

TOTAL CURRENT LIABILITIES                                                       11,015,059
                                                                              ------------

COMMITMENTS AND CONTINGENCIES

DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;
    issued and outstanding, 285,714 Series A shares                              1,000,000
  Common stock, no par value, authorized 10,000,000 shares;
    issued and outstanding, 7,842,106 shares                                    19,646,974
  Subscription receivable                                                          (14,087)
  Deficit accumulated during the development stage                             (22,029,363)
  Unrealized loss on available-for-sale marketable securities                     (160,924)
                                                                              ------------

TOTAL DEFICIT                                                                   (1,557,400)
                                                                              ------------

TOTAL LIABILITIES AND DEFICIT                                                 $  9,457,659
                                                                              ============

See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     Three Months Ended              Nine Months Ended        Cumulative from
                                       September 30,                   September 30,             Inception
                                   ---------------------------------------------------------    (2/22/84 to
                                     1996            1995           1996            1995           9/30/96)
                                -----------     -----------     -----------     ------------    ------------
Net sales                       $   337,326     $ 1,159,631     $ 1,046,007      $ 3,597,572    $ 10,247,253
Cost of goods sales                 420,802         901,445       1,331,441        2,522,515       9,833,363
                                -----------     -----------     -----------     ------------    ------------

GROSS (LOSS) PROFIT                 (83,476)        258,186        (285,434)       1,075,057         413,890
                                -----------     -----------     -----------     ------------    ------------
Selling, general and
administrative expenses             460,565         607,772       1,539,684        1,755,465      12,319,992
                                -----------     -----------     -----------     ------------    ------------
Research and development costs      608,807         592,682       1,480,502        1,645,313       6,293,186


OPERATING LOSS                   (1,152,848)       (942,268)     (3,305,620)      (2,325,721)    (18,199,288)
                                -----------     -----------     -----------     ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                       774           1,021            6,273           2,246         225,628
  Interest expense                 (169,907)       (176,966)        (498,675)       (546,385)     (4,385,054)
  Other                                   -         (42,562)           1,023         (42,541)        (52,592)
  Gain (loss) on sale of
    equipment                             -               -                -          84,283         (48,209)
                                -----------     -----------     -----------     ------------    ------------

OTHER EXPENSE - NET                (169,133)       (218,507)        (491,379)       (502,397)     (4,260,227)
                                -----------     -----------     -----------     ------------    ------------

Loss before cumulative effect
 of change in accounting
 principle                       (1,321,981)     (1,160,775)     (3,796,999)      (2,828,118)    (22,459,515)
Cumulative effect of change
 in accounting principle                 -               -                -                -         430,152
                                -----------     -----------     -----------     ------------    ------------

NET LOSS                        $(1,321,981)    $(1,160,775)    $(3,796,999)     $(2,828,118)   $(22,029,363)
                                ===========     ===========     ===========      ===========    ============


Net loss per common share           ($0.17)         ($0.17)         ($0.50)         $ (.47)         ($6.54)
                                ===========     ===========     ===========      ===========    ============

Weighted average number of
common shares outstanding         7,900,856       6,719,504       7,536,731        5,980,963       3,369,356
                                ===========     ===========     ===========      ===========    ============




See accompanying notes.

                   CARACO PHARMACEUTICAL LAORATORIES, LTD.
                        (A DEVELOPMENT STAGE COMPANY)


                 STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

--------------------------------------------------------------------------------

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                Preferred Stock                      Common Stock                                 During the
                            -----------------------            ---------------------------   Subscription          Development
                              Shares      Amount                  Shares        Amount        Receivable              Stage
                            -----------------------             -------------------------  --------------      ------------------
Balance at inception
(February 22, 1984)                --  $           --                  --        $      --         $   --           $       --
Issuance of 2,433,471
shares of common stock
for stock subscription
receivable                         --              --           2,433,471            2,500         (2,500)                  --
                            ---------   -------------          ----------  ---------------                      --------------
Balance at
December 31, 1984                  --              --           2,433,471            2,500         (2,500)                  --
Net loss                           --              --                  --               --             --               (3,832)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1985                  --              --           2,433,471            2,500         (2,500)              (3,832)
Net loss                           --              --                  --               --             --                  (50)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1986                  --              --           2,433,471            2,500         (2,500)              (3,882)
Net loss                           --              --                  --               --             --               (1,270)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1987
Net loss                           --              --           2,433,471            2,500         (2,500)              (5,152)
Collection of subscription         --              --                  --               --             --              (81,297)
receivable                         --              --                  --               --          2,500                   --
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1988                  --              --           2,433,471            2,500             --              (86,449)
Net loss                           --              --                  --               --             --             (146,978)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1989
Additional stockholder             --              --           2,433,471            2,500             --             (233,427)
contribution                       --              --                  --           97,500             --                   --
Net loss                           --              --                  --               --             --             (666,314)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1990                  --              --           2,433,471          100,000             --             (899,741)
Net loss                           --              --                  --               --             --           (2,271,108)
                            ---------   -------------          ----------  ---------------  -------------       --------------
Balance at
December 31, 1991
Issuance of
common stock                       --              --           2,433,471          100,000             --           (3,170,849)
Stock issued upon                  --              --             539,055        2,480,449             --                   --
conversion of debt                 --              --             143,947          692,382             --                   --
Net loss                           --              --                  --               --             --           (3,568,135)
                            ---------   -------------          ----------  ---------------  -------------       --------------





                            Unrealized Loss on
                               Marketable
                               Securities             Total
                          --------------------  -----------------
Balance at inception
(February 22, 1984)      $           --                $       --
Issuance of 2,433,471
shares of common stock
for stock subscription
receivable                           --                        --
                         --------------               -----------
Balance at
December 31, 1984                    --                        --
Net loss                             --                    (3,832)
                         --------------               -----------
Balance at
December 31, 1985                    --                    (3,882)
Net loss                             --                       (50)
                         --------------               -----------
Balance at
December 31, 1986                    --                    (3,882)
Net loss                             --                    (1,270)
                         --------------               -----------
Balance at
December 31, 1987
Net loss                             --                    (5,152)
Collection of subscriptio            --                   (81,297)
receivable                           --                     2,500
                         --------------               -----------
Balance at
December 31, 1988                    --                   (83,949)
Net loss                             --                  (146,978)
                         --------------               -----------
Balance at
December 31, 1989
Additional stockholder               --                  (230,927)
contribution                         --                    97,500
Net loss                             --                  (666,314)
                         --------------               -----------
Balance at
December 31, 1990                    --                  (799,741)
Net loss                             --                (2,271,108)
                         --------------               -----------
Balance at
December 31, 1991
Issuance of
common stock                         --                (3,070,849)
Stock issued upon                    --                 2,480,449
conversion of debt                   --                   692,382
Net loss                             --                (3,568,135)
                         --------------               -----------

                                  (Continued)

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT) (CONTINUED)

--------------------------------------------------------------------------------



                                                                                                                     Deficit
                                                                                                                   Accumulated
                                   Preferred Stock                    Common Stock                                  During the
                             ----------------------------        ----------------------        Subscription        Development
                                  Shares      Amount              Shares        Amount          Receivable            Stage
                             ----------------------------        ----------------------        ------------        -----------
Balance at
December 31, 1992                   --               --           3,116,473   3,272,831                 --          (6,738,984)
Issuance of common stock            --               --             529,947   2,182,256                 --                  --
Net loss                            --               --                  --          --                 --          (3,769,940)
                             ---------        ---------          ----------  ----------        -----------         -----------
Balance at
December 31, 1993                   --               --           3,646,420   5,455,087                 --         (10,508,924)
Issuance of common stock            --               --           1,400,000   7,924,251                 --                  --
Issuance of preferred stock    285,714        1,000,000                  --          --                 --                  --
Net loss                            --               --                  --          --                 --          (3,630,058)
                             ---------        ---------          ----------  ----------        -----------         -----------
Balance at
December 31, 1994
Issuance of common stock
Contribution of
administrative expenses by     285,714        1,000,000           5,046,420  13,379,338                 --         (14,138,952)
Chairman, Emeritus                  --               --           1,809,387   4,110,063            (14,087)                 --
Net loss                            --               --                  --      56,000                 --                  --
Unrealized loss on                  --               --                  --          --                 --          (4,093,362)
marketable securities               --               --                  --          --                 --                  --
                             ---------        ---------          ----------  ----------        -----------         -----------
Balance at
December 31, 1995              285,714        1,000,000           6,855,807  17,545,401            (14,087)        (18,232,364)
Issuance of
common stock (unaudited)            --               --             986,299   2,101,573                 --                  --
Net loss (unaudited)                --               --                  --          --                 --          (3,796,999)
                             ---------        ---------          ----------  ----------        -----------         -----------
Balance at September 30,
1996 (unaudited)               285,714        1,000,000           7,842,106  19,646,974            (14,087)        (22,029,363)
                             =========        =========          ==========  ==========        ===========         ===========





                               Unrealized Loss on
                                   Marketable
                                   Securities              Total
                            --------------------        -----------
Balance at
December 31, 1992                            --         (3,466,153)
Issuance of common stock                     --          2,182,256
Net loss                                     --         (3,769,940)
                            -------------------         ----------
Balance at
December 31, 1993                            --         (5,053,837)
Issuance of common stock                     --          7,924,251
Issuance of preferred stoc                   --          1,000,000
Net loss                                     --         (3,630,058)
                            -------------------         ----------
Balance at
December 31, 1994
Issuance of common stock
Contribution of
administrative expenses by                   --            240,356
Chairman, Emeritus                           --          4,095,976
Net loss                                     --             56,000
Unrealized loss on                           --         (4,093,382)
marketable securities                  (160,924)          (160,924)
                            -------------------         ----------
Balance at
December 31, 1995                      (160,244)           138,026
Issuance of
common stock (unaudited)                     --          2,101,573
Net loss (unaudited)                         --         (3,796,999)
                            -------------------         ----------
Balance at September 30,
1996 (unaudited)                       (160,924)        (1,557,400)
                            ===================         ==========


See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED            (UNAUDITED)
                                                                          SEPTEMBER 30,              CUMULATIVE
                                                                 -------------------------------     (2/22/84 TO
                                                                      1996             1995           9/30/96)
CASH FLOWS FROM OPERATING ACTIVITIES:                            --------------     ------------    --------------
Net loss                                                          $(3,796,999)      $(2,828,118)     $(22,029,363)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Cumulative effect of change in
     accounting principle                                                   -                 -          (430,152)
   Depreciation                                                       384,300           384,300         2,825,979
   (Gain) loss on sale of equipment                                         -           (84,283)           48,230
   Expenses paid by Chairman, emeritus                                      -                 -            56,000
  Changes in operating assets and
   liabilities which provided (used) cash:
   Accounts receivable                                                361,165          (237,434)          (47,415)
   Inventories                                                         42,637           (71,163)         (336,723)
   Prepaid expenses and deposits                                       16,820           (68,868)         (144,823)
   Accounts payable                                                   442,235           429,607         1,431,629
   Accrued expenses                                                   187,650           (72,614)          419,429
                                                                  -----------        ----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                              (2,362,192)       (2,548,573)      (18,207,209)
                                                                  -----------        ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                           (64,539)         (102,048)       (2,381,247)
 Proceeds from sale of equipment                                            -           195,000           195,000
                                                                  -----------        ----------       -----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                                (64,539)           92,952        (2,186,247)
                                                                  -----------        ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                             2,101,573         1,807,678        18,541,224
 Proceeds from issuance of preferred stock                                  -                 -         1,000,000
 Proceeds from long-term debt                                               -                 -           868,601
 Repayments of long-term debt                                        (120,000)                -          (629,263)
 Net short-term borrowings                                            300,000           300,000           800,000
                                                                  -----------        ----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,281,573         2,107,678        20,580,562
                                                                  -----------        ----------       -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   (145,158)         (347,943)          187,106

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        332,264           567,274                 -
                                                                  -----------        ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $187,106          $219,331          $187,106
                                                                  ===========        ==========       ===========
Supplemental disclosures of cash flows
 information:
 Cash paid for interest                                              $164,966          $716,475        $4,153,025
                                                                  ===========        ==========       ===========




See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1. BASIS OF PRESENTATION

   The balance sheet as of September 30, 1996 and the related statements of operations, stockholders equity/deficit and cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements has been included. Such adjustments consisted of only normal recurring items. Interim results are not necessarily indicative of results for the full year.

   The financial statements as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

   The Company has not currently achieved sales necessary to support operations. The Company has, as of September 30, 1996, a deficit of $1,557,400 and a working capital deficit of $10,298,992. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These and other factors raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. LOSS FROM DEFALCATION

   On October 18, 1994, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission ("SEC") which stated (1) management's discovery of misappropriations of approximately $514,000 of Company funds by its former Controller and his brother and (2) the agreement by Dr. C. Arnold Curry, Chairman Emeritus, to purchase for cash in the total amount of the loss, the Company claims against those who may be responsible for the $514,000 loss. In connection with the reported 1994 losses, all amounts outstanding have been collected in full.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2. LOSS FROM DEFALCATION (CONTINUED)

   On November 1, 1996, the Company was notified by the SEC that its Enforcement Division has tentatively decided not to recommend that the Commission authorize an enforcement action against the Company and the SEC's investigation had revealed that the defalcation which was reported October 18, 1994, had occurred in 1993, as well as in the first half of 1994, and that the defalcation in 1993 had totaled at least $300,000. It is also possible that the Commission might institute an enforcement proceeding against one or more former employee(s) of the Company who are no longer associated with the Company.

   The Company has made appropriate filings with the SEC.


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

   On July 11, 1996, the Company and the Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock of $4,000,000 and sell it certain rights for up to 20 generic pharmaceuticals products. This transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from the Indian government, and negotiation and execution of definitive documents. The parties intend to consummate the transaction within 150 days.

   As of July 29, 1996, the Company's common stock and warrants are quoted on the OTC Bulletin Board following a delisting of its securities from the NASDAQ Small Cap Market for not maintaining minimum capital and surplus requirements of $1 million. The Company intends to raise additional capital and seek reinstatement on NASDAQ.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

4. SHORT-TERM NOTE PAYABLE

   On August 31, 1996, the Company borrowed $300,000 from three (3) directors of the Company. The note is secured by certain assets of the Company, accrues interest at a per annum rate of 14%, payable monthly. Should the loan become in default the interest rate increases to 18%. The note is due upon demand or the one year anniversary of the closing date.


5. SUBSEQUENT EVENT

   Long-term Debt

   The Economic Development Corporation ("EDC") of the City of Detroit, administers the $9,000,000 Housing and Urban Development ("HUD") loan (the "Note") to the Company on behalf of the City of Detroit. The Note is secured by a lien on the building and a portion of the Company's equipment.

   On November 1, 1996, the EDC agreed to defer payments on the loan for the period March 1996 through January 1999 subject to the completion of the Sun Pharmaceutical agreement. The deferral is designed to aid the Company and Sun in achieving adequate cash flow during the next few years to assure its ability to both fund its current operations and continue its new product ANDA approval process. Monthly payments are to resume in February 1999 or sooner should the Company reach profitability levels of $750,000 in any quarter through March 31, 1998 and a level of $500,000 in the quarters ended June 30, 1998 and September 30, 1998. When payments are resumed they will include a portion of the deferral which will be apportioned over the remaining term of the Loan.

   As a condition of the deferral, the Note will now have additional security on all the Company's existing equipment and the Company will be required to uphold several additional covenants which include maintaining a tangible net worth of not less than $1,000,000 (excluding debt subordinated to the EDC), maintaining a debt ratio of not more than 10 to 1 (excluding debt subordinated to the EDC), limiting capital expenditures to under $2,000,000 and abstaining from share redemption during the payment deferral period.

   Completion of payment deferral agreement is subject to certain conditions that the Company has not met as of the date of this filing, as such, the
   Note is classified as current until such conditions are met.



                                  * * * * * *

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

          Net losses for the quarters ended September 30, 1996 and 1995 were $1,321,981 and $1,160,775, respectively. The increase in the net loss in 1996 is due to the Company's continued inability to raise money needed to properly sustain ongoing operations. The Company continues to seek additional funding requirements to meet its business objectives.

          Net sales for the quarter ended September 30, 1996 and 1995 were $337,326 and $1,159,631, respectively. The decrease in sales is attributable to the Company's inability to raise funds required to purchase raw materials needed to produce product for sale and the adverse affect of market price erosion on the current product line. At September 30, 1996 the Company had an open sales order backlog of approximately $185,000, which should be eliminated by the end of 1996.

          Cost of sales for the quarters ended September 30, 1996 and 1995 were $420,802 or 124.7% of sales, and $901,445 or 77.7% of sales, respectively. The increase percentage in cost of sales between periods was a result of the impact of market price erosion and the under absorption of fixed production overhead costs due to significantly lower manufacturing volumes due to the Company's continued depleted cash position and its inability to purchase materials required for production.

          Selling, general and administrative expenses for the quarters ended September 30, 1996 and 1995 were $460,565 and $607,772, respectively. The decrease in 1996 is a result of the Company's continued cost cutting efforts to reduce the 1995 burden rate.

          Research and development expenses for the quarters ended September 30, 1996 and 1995 were $608,807 and $592,682, respectively. The
          Company continues to fund its aggressive product development strategy, as funds permit, as a means to accelerate its planned future growth. However, such expenditures and research projects were severely impacted and/or delayed by the Company's limited available working capital.

          Interest expense for the quarters ended September 30, 1996 and 1995 were $169,907 and $176,966, respectively. The decrease in 1996 is attributable to the elimination of 1995 short-term borrowings used to fund equipment purchases.

          At September 30, 1996 the Company's working capital deficit was $10,298,992 compared with working capital of $4,064 at September 30, 1995. The difference is attributable to the Company's continued losses from operations and reclassification of long-term debt to current, as discussed in Note 5.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A Development Stage Company)

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

          On August 31, 1996, the Company borrowed $300,000 from three (3) directors of the Company. The note is secured by certain assets of the Company, accrues interest at a per annum rate of 14%, payable monthly. Should the loan become in default the interest rate increases to 18%. The note is due upon demand or the one year anniversary of the closing date, which ever is sooner.

          Management estimates that, at its currently planned anticipated level of operations, the Company will continue to experience operating losses of between $1,000,000 and $1,500,000 per quarter through 1996 and, accordingly, that it needs approximately $6,000,000 of additional funds to provide the required working capital to execute its business plan for 1997. On July 11, 1996, the Company and the Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock of $4,000,000 and sell it certain rights for 20 generic pharmaceuticals products. This transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from the Indian government, and negotiation and execution of definitive documents. The parties intend to consummate the transaction in the near future and negotiations are ongoing.

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

          The Economic Development Corporation ("EDC") of the City of Detroit, administers the $9,000,000 Housing and Urban Development ("HUD") loan (the "Note") to the Company on behalf of the City of Detroit. The
          Note is secured by a lien on the building and a portion of the Company's equipment.

          On November 1, 1996, the EDC agreed to defer payments on the loan for the period March 1996 through January 1999 subject to the completion of the Sun Pharmaceutical agreement. The deferral is designed to aid the Company and Sun in achieving adequate cash flow during the next few years to assure its ability to both fund its current operations and continue its new product ANDA approval process. Monthly payments are to resume in February 1999 or sooner should the Company reach profitability levels of $750,000 in any quarter through March 31, 1998 and a level of $500,000 in the quarters ended June 30, 1998 and September 30, 1998. When payments are resumed they will include a portion of the deferral which will be apportioned over the remaining term of the Loan.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          As a condition of the deferral, the Note will now have additional security on all the Company's existing equipment and the Company will be required to uphold several additional covenants which include maintaining a tangible net worth of not less than $1,000,000 (excluding debt subordinated to the EDC), maintaining a debt ratio of not more than 10 to 1 (excluding debt subordinated to the EDC), limiting capital expenditures to under $2,000,000 and abstaining from share redemption during the payment deferral period.

          Completion of payment deferral agreement is subject to certain conditions that the Company has not met as of the date of this filing.

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

                                      PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             None

Item 2.      Changes in Securities

             Not Applicable

Item 3.      Defaults Upon Senior Securities

             The Economic Development Corporation (the "EDC") administers a $9MM Housing and Urban Development ("HUD") loan to the Company (the "Note"). Caraco has been informed by the EDC that the Note is in default. The Note is secured by a lien on the building and a portion of its equipment. As of November 1, 1966 Caraco is presently eight monthly payments behind for a total of $753,508.

             In early November 1996 the EDC agreed subject to completion of a number of conditions including consummation of a proposed transaction between the Company and Sun Pharmaceutical (see below), to defer payments on the loan for the period March 1996 through January 1999. The deferral is designed to aid the Company in having adequate cash flow during the next few years to assure its ability to both fund its current operations and continue its new product ANDA approval process. Regular Note payments are to resume in February 1999 or sooner should the Company reach profitability level of $750,000 in any quarter prior to February 1999. When payments are resumed they will include a portion of the deferral which will be apportioned over the remaining term of the Loan.

             The proposed agreement with the EDC also requires that in addition to the current security on the loan, the loan also be secured by additional security on all the Company's equipment. In addition the Company will be required to uphold several additional covenants which include maintaining a tangible net worth of not less than $1MM (excluding debt subordinated to the EDC), maintaining a debt ratio of not more than 10 to 1 (excluding debt subordinated to the EDC), limiting capital expenditures to under $2MM and abstaining from share redemption during the payment deferral period.

             The Company is currently in negotiations with Sun Pharmaceutical with respect to the sale of the Company's stock to Sun and the purchase of Sun products for Company stock. There is no assurance that agreements with Sun will be consummated. If agreements are not consummated, this may result in material adverse consequences to the Company, including a default of the EDC Loan.

Item 4.      Submission of Matters to a Vote of Security Holders

             Not Applicable

Item 5.      Other Information

             On September 19, 1996 Caraco announced in a press release, attached hereto as EXHIBIT A, that it had reduced its Board of Directors from eleven to seven directors. At its Board of Directors meeting of September 18, 1996 the Board of Directors accepted the resignations of Betty R. Anderson, Ronald R. Dobbins, Theodore H. Glenn, William R. Hurd and Robert P. Roselle and elected Phyllis Harrison-Ross as a Director. Present directors include David W. Adamany, C. Arnold Curry, Cara J. Curry, David
             A. Hagelstein, Jay F. Joliat, John R. Morris and Phyllis Harrison-Ross.

             At the same Board of Directors meeting, the Board reorganized and reconstituted the members of its committees to serve until the next meeting of the Board of Directors following the 1997 Annual Meeting of Shareholders and until their successors shall be elected and shall have qualified. The Members of the Committees are as follows:

                                Audit Committee

                         David W. Adamany (Chairperson)
                                 Cara J. Curry
                                 Jay F. Joliat
                                 John R. Morris

                             Compensation Committee

                                David W. Adamany
                                 Cara J. Curry
                       David A. Hagelstein (Chairperson)
                                 John R. Morris
                             Phyllis Harrison-Ross

                               Finance Committee

                                C. Arnold Curry
                          Jay F. Joliat (Chairperson)
                                 John R. Morris
                             Phyllis Harrison-Ross

                              Executive Committee

                                C. Arnold Curry
                         David W. Adamany (Chairperson)
                              David A. Hagelstein
                                 Jay F. Joliat

             On November 1, 1996 Caraco was notified by the SEC that the Enforcement Division of the U.S. Securities and Exchange Commission has tentatively decided not to recommend that the Commission authorize an enforcement action against Caraco. The investigation had revealed that the defalcation which was reported October 18, 1994, had occurred in 1993, as well as in the first half of 1994, and that the defalcation in 1993 had totalled at least $300,000. It is also possible that the Commission might institute an enforcement proceeding against one or more former employee(s) of Caraco who are no longer associated with Caraco.

Item 6.      Exhibits and Reports

         a. The following exhibits are filed as a part of this report and are attached hereto:

             EXHIBIT A, Press Release dated September 19, 1996

         b.  None


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                 By:  /s/Allan J. Hammer
                                    -------------------------------------------
                                       Allan J. Hammer
                                       Chief Financial Officer (Principal
                                       Accounting Officer and a duly
                                       authorized signatory of the Company)

Dated: November 14, 1996

                                 EXHIBIT INDEX



EXHIBIT TABLE
    NUMBER                        EXHIBIT
-----------------------------------------------------------
    27               Financial Data Schedule

    99               Press Release dated September 19, 1996
