Form 10KSB
period 1996-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1997-03-31
CIK 887708

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            ____________________

                                 FORM 10-KSB
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NO.  0-24676
                            _____________________

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.
           (Exact name of registrant as specified in its charter)

            MICHIGAN                                  38-2505723
    (State of Incorporation)            (I.R.S. Employer Identification No.)

                 1150 ELIJAH MCCOY DRIVE, DETROIT, MI  48202
                   (Address of principal executive office)

                               (313) 871-8400
                       (Registrant's telephone number)

                            ____________________

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock, No Par Value
                       Warrants to purchase Common Stock
                                (Title of Class)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_   NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $1,273,903

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                  $4,745,711
           (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 19, 1997)


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                        AS OF MARCH 19, 1997, THERE WERE
                      7,842,106 COMMON SHARES OUTSTANDING

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Annual Report to Stockholders for the Year Ended December 31, 1996 are incorporated by reference into Part II.

     Portions of the definitive Proxy Statement dated April 22, 1997, in connection with the Annual Meeting of Stockholders to be held on May 21, 1997, are incorporated by reference into Part III.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                                 FORM 10-KSB

                                   PART I


ITEM 1. DESCRIPTION OF BUSINESS.

     Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic drugs for the ethical (prescription) and over-the-counter (non-prescription or "OTC") markets.

     A generic drug is a pharmaceutical product which is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics typically sell at prices substantially lower than the brand-name product.

     A significant source of funding for the Corporation to date has been from private placement offerings and from the Economic Development Corporation of the City of Detroit (the "EDC") which, pursuant to Section 108 of the Housing and Community Development Act of 1974, loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"), for use in funding the direct costs of acquiring land and constructing thereon the Corporation's pharmaceutical manufacturing facility and executive offices. The facility was completed in 1992.

     Since 1993, Caraco's efforts have been spent developing its marketing and sales capabilities, building sales and product acquisition relationships with pharmaceutical purchasers, distributors and suppliers, and obtaining adequate financing with which to fund its operations.


CURRENT STATUS OF CORPORATION

     The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Corporation is currently in default on its loan from the EDC, and is negotiating with the EDC to modify the terms of the Loan. The EDC made a proposal to the Corporation which terminated on March 17, 1997 and was subject to various conditions which the Corporation could not satisfy. Among other things, the proposal included a deferral of payments on the loan for the period

March 1996 through January 1999 designed to aid the Corporation in achieving adequate cash flow during the next few years to assure Caraco's ability to both fund its current operations and continue to develop products into the marketplace. Monthly payments were to resume in February 1999 or sooner should the Corporation reach profitability levels of $750,000 in any quarter through March 31, 1998 and a level of $500,000 in the quarters ended June 30, 1998 and September 30, 1998. When payments were to be resumed, they would include a portion of the deferral which would be apportioned over the remaining term of the Loan. Among other conditions, the offer was dependent on the Corporation entering into definitive agreements with Sun Pharmaceutical Industries Ltd., an Indian based company ("Sun Pharma"), for the contribution by Sun Pharma of $7.5 million in equity to the Corporation and on the sale by Sun Pharma to the Corporation of up to five ANDA products each year for four consecutive years. (See Discussion of Sun Pharma negotiations below). The Corporation is continuing to negotiate with the EDC, however, there is no assurance that a modification agreement between the EDC and the Corporation will be consummated or will be consummated pursuant to the terms of the above referenced proposal. If no agreement is consummated, the EDC may exercise all of the remedies available to it including foreclosure on the Corporation's operating facility and certain equipment.

     Sun Pharma and the Corporation entered into two non-binding letters of intents in July 1996 pursuant to which Sun Pharma would make an initial cash investment in Caraco Common Stock and pursuant to which Sun Pharma would sell Caraco up to 20 generic pharmaceutical products for shares of Caraco Common Stock. Sun Pharma and the Corporation are currently negotiating proposed agreements which, among other things, would provide that Sun Pharma invest $7,500,000 over a period of one year in four installments and that Sun Pharma sell up to 25 generic pharmaceutical products (either ANDAs (as defined below) or DESI's (as defined below) with three (3) DESI's equal to one (1)
ANDA) over a period of 60 months in exchange for 544,000 shares of Common Stock for each ANDA and 181,133 for each DESI. The proposed agreement is conditioned, among other things, on certain shareholders contributing an aggregate of $1,000,000 in cash or Caraco Common Stock (up to a maximum of an aggregate of 500,000 shares of Caraco Common Stock), approval from Indian governmental agencies, approval of any EDC modification of the loan to Caraco (see above), and the execution of definitive agreements. There is no assurance that agreements between Sun Pharma and the Corporation will be consummated or will be consummated pursuant to the terms of the above referenced proposals.
If no agreements are consummated, it is anticipated that the Corporation could immediately commence bankruptcy proceedings under Chapter 7 of the Federal Bankruptcy Code of 1978, as amended.

OVERVIEW OF THE GENERIC DRUG INDUSTRY


     Sales of generic drugs have increased in recent years because of a number of factors including (i) modification of state laws to permit or require substitution of generic drugs by pharmacists; (ii) enactment of Abbreviated New Drug Applications (ANDAs) procedures for obtaining Food and Drug
Administration ("FDA") approval to manufacture generic prescription drugs;
(iii) changes in governmental and third-party payor health care reimbursement policies to encourage cost containment; (iv) increased acceptance of generic drugs by physicians, pharmacists and consumers; and (v) the increasing number of formerly patented drugs which have become available to generic competition. Moreover, a number of branded drugs with very significant sales volume will be coming off-patent during the next four years.

CARACO'S PRODUCTS AND PRODUCT STRATEGY

     With the completion of its manufacturing facility in late 1992, Caraco's immediate task was to put a range of products into the hands of its sales force as quickly as practicable, broadcast its commencement of operations by offering generics under its own label, and build its product line. Its product line is approximately five products in seven strengths in 19 package sizes. In 1995 the Corporation developed and introduced Guaifenesin, Yohimbine and Salsalate into its product line. Most of these products are Drug Efficacy Study Implementation ("DESI II") (product drugs that can be marketed based on past marketing of an identical product that is not the subject of an approved drug application). In 1996 the Corporation received approval from the FDA to manufacture Metoprolol Tartrate Tablets USP, 50 mg and 100 mg. (See "Hexal-Pharma GmbH & Co., KG) Metoprolol Tartrate is the generic version of Ciba Geigy Pharmaceuticals Lopressor Tablets(R). (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.") with respect to the limited sales of those products.

     The Corporation has been focusing on the development of its own additional ANDA products, for which it filed one ANDA in 1994, two ANDAs in 1995 and one ANDA in 1997 (See Clonmel Chemicals Co. Ltd. (Ireland) and "Hexal-Pharma GmbH & Co., KG" below). The Corporation received notice in 1996 that the Detroit Office of the FDA has recommended to the Center for Drug Evaluation ("CDER") that the firm be approved to manufacture the remaining two products for which they have made submissions. In addition the Detroit District has also recommended approval for a product developed by Caraco which will be manufactured and co-marketed with another generic drug company. (See "Apotex, Inc." below). These filings are currently under review by the FDA and approval is expected in the first half of 1997. However, there is no assurance that the FDA will approve the ANDA or that such approval will occur in 1997.

     The Corporation's strategy has been to forge strategic alliances with major pharmaceutical companies with respect to products about to come off-patent or recently off-patent. Such arrangements frequently (but not always) require that the generic company develop its own formulation and manufacturing process for the product. To date, the Corporation has entered into formal or informal arrangements with five pharmaceutical companies. Also, see the discussion above ("Current Status of the Corporation") with respect to the proposed sale of products by Sun Pharma to the Corporation.

     R.P. SCHERER CORPORATION

     The Corporation's first strategic alliance was made with R.P. Scherer Corporation, in the form of a supply contract, dated March 22, 1990, for the Corporation's purchases of Nifedipine. Under this agreement, the Corporation purchases this product on commercial terms in bulk, packages it, and markets it under its own label. Sales of Nifedipine have decreased significantly since the third quarter of 1995. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     HEXAL-PHARMA GMBH & CO., KG

     The Corporation's second strategic alliance is with Hexal-Pharma GmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal"). Pursuant to an agreement dated as of October 1, 1993, Hexal has agreed to convey to the Corporation the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Products"). The Corporation undertook to prepare and file an ANDA for each Product and, when and if the related ANDA is approved by the FDA (for which no assurance can be given), to manufacture, market and sell the Products in the United States. Hexal will receive royalties on the yearly sales of each Product. The Corporation filed an ANDA in March 1995, in which it received approval from the FDA in December 1996. (See "Caraco's Products and Product Strategy") Product is expected to be
introduced to market during the second quarter of 1997.   Caraco is currently
reviewing the data from the bioequivalency study of the other. There is no assurance of when or if this other product will be filed and/or approved. In addition, there is no certainty that the Corporation will be able to manufacture and sell either of these Products at a profit.

     In addition, the Corporation has granted to Hexal, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 a share; and
(ii) a Product Option to purchase a presently indeterminable number of shares at an exercise price equivalent to their fair market value (as defined) when the related

ANDA for that Product is filed with the FDA. These options may be exercised and payment for shares may be made only out of royalties (and any interest earned on the royalties while held by the Corporation) payable to Hexal for sales of the related Product. To date there have been no sales of such Products and accordingly no royalties earned and no options exercised.

     The Agreement provides that the Corporation will hold all royalties until receipt of Hexal's written instructions either to pay the royalties in cash or to apply the royalties held to the exercise of the related options. While a Sign-Up Option remains unexercised, the Corporation will accrue the amount of royalties attributable to the related Product. If Hexal shall fail to deliver to the Corporation, within 36 months after a given year's royalties on sales of that Product become payable, its written instructions to apply those funds to the exercise of the related Sign-Up Option, the number of shares subject to
that option shall be reduced by that    number of shares which the accrued
royalties paid in cash could have purchased. Thereafter, each year's royalties for sales of a Product will be held by the Corporation for a maximum of five years, during which period Hexal may direct that the royalties be paid to it in cash or applied to the exercise of the related Product Option. Any royalties paid in cash to Hexal may not thereafter be applied to the exercise of a Sign-Up or a Product Option.

     The Agreement also provides that, for a period of ten years, or such earlier date on which C. Arnold Curry shall no longer serve on the Corporation's Board of Directors, or on which the Corporation shall sell substantially all of its business and assets, or shall enter into a merger, consolidation or similar transaction as a result of which the holders of the Corporation's voting capital stock shall hold immediately thereafter less than a majority of the voting capital stock of the surviving entity, Hexal, its affiliates and associates (i) will not purchase any of the Corporation's Common Stock, if and to the extent that such purchase would cause the percentage of outstanding shares owned beneficially by Dr. Curry to fall below 50.1%; (ii) will not purchase shares of Common Stock, if and to the extent that such purchase would cause beneficial ownership thereof by Hexal, its affiliates and associates to exceed in the aggregate 35% of the Corporation's Common Stock then outstanding; and (iii) will grant to the Dr. Curry a proxy to vote each share of the Corporation's Common Stock beneficially owned by Hexal, its affiliates and associates exceeding in the aggregate 10% of the Corporation's Common Stock then outstanding.

     CLONMEL CHEMICALS CO., LTD. (IRELAND)

     On October 22, 1993, the Corporation entered into an agreement with Clonmel Chemicals Co., Ltd. ("Clonmel"), pursuant to which

Clonmel provided to the Corporation, with respect to each of two generic pharmaceutical products, formulations that have been previously tested, the formulation and manufacturing methods, in process controls, finished product specifications, analytical methods and stability data required for the Corporation to manufacture its own bio-batches (sample batches of the product in amounts necessary for testing on humans) for use in the preparation and filing with the FDA of ANDAs with respect to these products. Caraco must bear all costs of developing the products and filing the ANDAs. With respect to each of these products, the Corporation has paid Clonmel $10,000 on delivery of complete files containing the foregoing data, and will pay another $20,000 on completion of a successful bioequivalency study (which study will be at Caraco's expense), and a final $20,000 upon receipt of FDA approval of the related ANDA. Clonmel has granted the Corporation the exclusive right to manufacture and market these products in the United States, including its territories and Puerto Rico, and in Canada; and the Corporation has agreed to pay royalties to Clonmel on net sales (as defined) of these products for five years from the date on which the marketing of the respective product commences. The bioequivalency study of one of the products was conducted and an ANDA was filed January 1997. (See "Item 6. Management's Discussion and Analysis or Plan of Operation.") There can be no assurance that the Corporation will receive FDA approval of any ANDA which is filed or when FDA approval will be forthcoming; nor that the Corporation will be able to manufacture and sell either of these products profitably.

     APOTEX, INC.

     In June 1994, the Corporation announced its agreement to develop and manufacture one or more generic drug products for Apotex U.S.A., the New York based subsidiary of Apotex, Inc., reportedly the largest wholly-Canadian-owned pharmaceutical company. The Corporation has formulated the first product and an ANDA was filed in March 1996. (See "Caraco's Products and Product Strategy") There is no assurance that the ANDA covering this product will receive FDA approval nor whether the Corporation will be able to manufacture or sell the product profitably. The agreement allows some selected marketing rights for the products to Caraco, in addition to the right of Apotex U.S.A. to market the product.

     SUN PHARMACEUTICAL INDUSTRIES LTD.

     In March 1996, the Corporation announced its agreement to produce and market Sun Pharma generic anti-convulsant drug in the United States. Caraco and Sun Pharma will share research and development and registration efforts. There is no assurance that the ANDA covering this product will receive FDA approval nor whether the Corporation will be able to manufacture or sell the product profitably. However, if the ANDA is approved the Corporation will exclusively produce and market the product. The agreement establishes an international pipeline to utilize the Corporation's modern manufacturing facilities specifically geared toward production for the generic drug market. See "Current Status of Corporation" for a discussion of additional proposed transactions between Sun Pharma and Caraco.

OTHER AGREEMENTS

     In addition to the above mentioned agreements Caraco has signed two agreements with a large multi-national pharmaceutical company to develop and manufacture two products both of which are Non-Steroidal Anti-Inflammatory Drugs (NSAID) for treating pain. The agreements were executed in August and September 1995 for a term of five years each with automatic renewal terms of 12 months thereafter. All inventions, discoveries or trademarks are the property of such multinational pharmaceutical company.

EDC FINANCING

     Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned approximately $9.1 million to the Corporation in 1990 in accordance with the EDC Agreement. These funds were used to pay the direct costs of acquiring land and constructing thereon the Corporation's pharmaceutical manufacturing facility and executive offices. (See Item 2. "Description of Property.") In 1993, repayment of this indebtedness was personally guaranteed by Dr. and Mrs. Curry. (See "Current Status of Corporation", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.)

MARKETING

     Since 1993, the Corporation's marketing objective has been to create a distribution system by which to obtain access to a wide range of purchasers of generic pharmaceutical products. Internally, this requires at least a minimum sales force; externally, it requires forging relationships, often contractual in nature, with wholesalers, distributors, governmental agencies, and buying groups, among others. Management is aware that, despite any success in creating these distribution links, sales volume will remain low until the Corporation can offer a broader range of products needed by drug purchasers in significant amounts. In anticipation of its ability, through strategic alliances and its own internal product development efforts to broaden its product line, it has been putting distribution links in place.

     Drug wholesalers, with an estimated 75% of the drug market, comprise a strategic link in the pharmacy distribution chain. They are used by drug manufacturers because they are a cost effective means of reaching thousands of drug purchasers and are used by most drug purchasers because they constitute a reasonably local, stocking source for hundreds or thousands of products from multiple manufacturers.

     The top five drug wholesalers in 1995 accounted for over $41 billion in sales. Caraco's product line is now represented in the five top drug wholesalers; McKesson Drug, Bergen Brunswig, Cardinal, FoxMeyer, and AmeriSource. For the year ended December 31, 1996 sales to Amerisource accounted for 20% of gross sales of the Corporation. On August 7, 1995 the Corporation entered into an agreement with McKesson Drug Company pursuant to which McKesson is to provide the Corporation with access to its existing distribution networks. For the year ended December 31, 1996 sales to McKesson accounted for 17% of gross sales of the Corporation. A gradually increasing number of additional drug wholesalers now stock some or all of the Corporation's products, partly as a result of the Corporation's arrangements discussed below with buying groups.

     Federal and state agencies purchase a large amount of generic pharmaceutical products. All of the Corporation's products are now listed for purchase at prices bid by the Corporation in the Federal Supply Schedule, the Federal Bureau of Prisons Prime Vendor Program, the Veterans Administration Prime Vendor Program, the Department of Defense and by various state agencies. The Corporation has received and filled a gradually increasing volume of orders from wholesalers designated as prime vendors under the federal programs for the Bureau of Prisons, the Veterans Administration and the Department of Defense.

     A large number of buying groups of retail pharmacists, hospitals, nursing homes and other regional or functionally similar categories of drug purchasers use their members' combined purchasing power to induce drug manufacturers or other vendors to submit bid prices at which their members may individually purchase products through designated wholesalers. The Corporation intends, as part of its ongoing marketing efforts, to pursue arrangements with additional wholesalers and to expand its sales network of buying groups, wholesalers, hospitals and hospital chains, nursing and retirement home groups, state and federal government agencies, and retail pharmacies. As and if the Corporation's financial resources permit the increase in personnel, these efforts will be expanded as discussed below.

SALES

     Still a small organization with a relatively small product line, Caraco has only a small sales organization. At the present time, the Corporation has two salaried salespersons. As the product line grows and sales increase, management contemplates a transition from a compensation structure providing for an annual salary to one emphasizing commission sales as an obvious method both to provide appropriate incentives to the sales team and also to control the ratio of sales expense to revenue. Management intends to increase its sales personnel as its resources permit.

RESEARCH AND DEVELOPMENT

     The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is "bioequivalent" to a brand-name drug if the rate and extent of absorption of the drug are not significantly different from those of the brand-name drug. Although the Corporation performs its own stability testing, the Corporation's FDA-required testing for bioequivalence is done through independent testing laboratories. Each dosage level of a specific drug generally requires separate bioequivalence studies, although more than one dosage level can be included in a single ANDA.

     An outline of research and development expenses for 1996 and 1995 follows (000's):


                                         1996      1995
            Employee Costs              $1,243    $1,218
            Raw Materials/Supplies         421       552
            Bioequivalency Studies         220        47
                Laboratory Expenses        263       341
            Other                           75        78
                                        $2,222    $2,236
                                        ======    ======


REGULATION

     The research and development, manufacture and marketing of the Corporation's products are subject to extensive regulation by the FDA and by other federal, state and local entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, recordkeeping, advertising and promotion of pharmaceutical products.

     The Federal Food, Drug and Cosmetic Act, the Public Health Services Act, the Controlled Substances Act and other federal statutes and regulations govern or influence all aspects of the Corporation's business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve voluntary recall of products, and the total or partial suspension of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

     FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes, packaging, labeling and quality control. To obtain FDA approval for an unapproved new drug, a prospective manufacturer must also demonstrate compliance with the FDA's current good manufacturing practices ("cGMP") regulations as well as provide substantial evidence of safety and efficacy of the drug product. Compliance with cGMP'S is required at all times during the manufacture and processing of drugs. Such compliance requires considerable Corporation time and resources in the areas of production and quality control.

     There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

        New Drug Application ("NDA"). Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. Caraco does not expect to submit an NDA in the foreseeable future.

        Abbreviated New Drug Application ("ANDA"). The Waxman-Hatch Act established a statutory procedure for submission of ANDAs to the FDA covering generic equivalents of previously approved brand-name drugs. Under the ANDA procedure, an applicant is not required to submit complete reports of preclinical and clinical studies of safety and efficacy, but instead is required to provide bioavailability data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. Bioavailability measures the rate and extent of absorption of a drug's active ingredient and its availability at the site of drug action, typically measured through blood levels. A generic drug is bioequivalent to the previously approved drug if the rate and extent of absorption of the generic drug are not significantly different from that of the previously approved brand-name drug.

     The FDA may deny an ANDA if applicable regulatory criteria are not satisfied. Product approvals may be withdrawn by the FDA if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market.

     Changes in FDA policy and requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with FDA's cGMP standards. The ANDA filing and approval process now averages approximately 18 months.

     The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA has authority to withdraw approval of an ANDA under certain circumstances and to
seek civil penalties.  The FDA can also significantly   delay the approval of a
pending ANDA under certain circumstances and to seek civil penalties. The FDA can also significantly delay the approval of a pending ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional ANDAs.

     The Corporation was subject to two FDA inspections and one Drug Enforcement Administration ("DEA") inspection in 1996. The first FDA inspection was a routine inspection for cGMP compliance as well as a pre-approval inspection for two ANDAs. The second FDA inspection was a pre-approval inspection for another ANDA. NO FDA 483s were issued as a result of either inspection and the District recommended approval of the ANDAs. These recommendation were forwarded to the FDA reviewing staff in Washington, DC.

     The DEA inspection was a routine inspection conducted bi-annually. No deviations from compliance were noted at the conclusion of this inspection. Although management believes that the Corporation is in substantial compliance with the FDA's cGMP's, there can be no assurance that, as the Corporation endeavors to engage in increasing drug manufacturing activities, it will be able to maintain a successful compliance program. If it should fail to do so, it may be the target of any of the range of enforcement remedies available to the government described above.

     Each domestic drug product manufacturing establishment must be registered with the FDA. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration.

     The Corporation is also subject to regulation under other federal, state and local regulations regarding work place safety, environmental protection and hazardous substance controls, among others. Specifically, the Corporation is licensed by the Michigan Board of Pharmacy as a manufacturer and wholesaler of prescription drugs and as a distributor of controlled substances. It is also licensed by the Michigan Liquor Control Commission to use alcohol in the manufacture of drugs.

     The Corporation believes that it is in substantial compliance with all environmental laws.

SUPPLIERS AND MATERIALS

     The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers. Development and approval of the Corporation's pharmaceuticals are dependent upon the Corporation's ability to procure active ingredients and certain packaging materials from FDA approved sources. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier would delay the manufacture of the drug involved. (See "R.P. Scherer Corporation" above with respect to its supply of Nifedipine to the Corporation).

     Although to date no significant difficulty has been encountered in obtaining components required for products and sources of supply are considered adequate, there can be no assurance that the Corporation will continue to be able to obtain components as required.

COMPETITION

     The market for generic drugs is highly competitive. There is intense competition in the generic drug industry in the United States which is eroding price and profit margins. The Corporation competes with numerous pharmaceutical manufacturers, including both generic and brand-name manufacturers, many of which have been in business for a longer period of time than the Corporation, have a greater number of products on the market and have considerably greater financial, technical, research, manufacturing, marketing and other resources.

     The principal competitive factor in the generic pharmaceutical market is the ability to be the first company, or among the first companies, to introduce a generic product after the related patent expires. Other competitive factors include price, quality, methods of distribution, reputation, customer service (including maintenance of inventories for timely delivery) and breadth of product line. Approvals for new products may have a synergistic effect on a company's entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. The Corporation believes that price is a significant competitive factor, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline.

EMPLOYEES

     As of December 31, 1996, the Corporation had 31 full-time employees, of which four are engaged in research and development, six in quality assurance, five in quality control, three in administration, four in sales and marketing, two in finance and seven in manufacturing. Most of the Corporation's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Corporation has never experienced a work stoppage.

SEC INVESTIGATION

     As previously disclosed, during the year ended December 31, 1994 the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller, a son of the Corporation's former Chairman, Emeritus. The Corporation has made filings about this matter with the Securities and Exchange Commission (the "SEC"). The SEC has conducted an investigation into the matter. On November 1, 1996, the Corporation, through its Washington DC Legal Counsel, was notified by the SEC that its Enforcement Division has tentatively decided not to recommend that the Commission authorize an enforcement action against the Corporation. The SEC further advised that it nevertheless was possible that an action against the Corporation may ultimately result from the investigation. The SEC's investigation had revealed that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the 1993 defalcation had totaled at least an additional $300,000. It is also possible that the Commission might institute an enforcement proceeding against one or more former employee(s) of the Corporation who are no longer associated with the Corporation.

PRODUCT LIABILITY AND INSURANCE

     The Corporation currently has in force general and product liability insurance, with coverage limits of $3 million per incident and in the aggregate. The Corporation's insurance policies provide coverage on a claim made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate to cover the Corporation's liabilities, should they occur.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Corporation's 70,611 square foot facility, which was designed and constructed to the Corporation's specifications and completed in 1992, contains its production, packaging, research and executive operations. It is on a four acre site acquired by the Corporation from the EDC of the City of Detroit. This manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar air flow design. This system of air flow provides a measurable control of air borne particulate entrapment in each room.

     Reference is made to the discussion of the funding of the Corporation's facility by the Economic Development Corporation of the City of Detroit in Item 1 above. The Corporation's obligation to the EDC pursuant to its note and that certain Development and Loan Agreement dated August 10, 1990 is collateralized, among other things, by a mortgage on the Corporation's property. The EDC subordinated its position in the Corporation's facility, subject to certain conditions, in an amount up to $3 million. The Agreement also contains certain restrictive covenants regarding the activities of the Corporation. The Corporation has not made any of the required monthly principal and interest payments since March of 1996. The Corporation is negotiating with the EDC to modify the terms of the loan and is seeking private equity financing to rectify this loan default. (See "Item 1 - Current Status of the Corporation".)

     Environmental segregation of individual rooms within a particular zone is accomplished by the use of duct HEPA filter booster fan units that facilitate the isolation and confinement of room activities. These special dynamics provide an added dimension and flexibility in product selection and processing techniques. The design allows all processing areas, with a modest capital addition, to be equipped with purified breathing air systems to facilitate the use of custom handling and control as product requirements warrant. That capital addition will not be made until consummation of a strategic alliance, with specific product requirements, which would make such addition financially sound.

ITEM 3. LEGAL PROCEEDINGS.

     The Corporation is not a party to any litigation which, individually or in the aggregate, is believed to be material to the Corporation's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Corporation did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information with respect to the market for the Corporation's Common Equity is included in the Corporation's Annual Report to Stockholders under the sections "Market for Shares", "Dividend Policy" and "Shareholders and Ownership", which are incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information with respect to management's discussion and analysis of financial condition and results of operations is included in the Corporation's Annual Report to Stockholders under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements are included in the Corporation's Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

     The information with respect to directors and executive officers of the Corporation is included in the Corporation's definitive Proxy Statement under the sections "Election of Directors", "Meetings and Committees of the Board of Directors", and "Compliance with Section 16(a)", which are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information regarding executive compensation is included in the Corporation's definitive Proxy Statement under the section "Executive Compensation", which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information with respect to the security ownership of certain beneficial owners and management is included in the Corporation's definitive Proxy Statement under the section "Security Ownership of Certain Beneficial Owners and Management", which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information with respect to certain relationships and related transactions are included in the Corporation's definitive Proxy Statement under the Section "Certain Relationships and Related Transactions", which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements

   The following financial statements of the Corporation are incorporated herein by reference to the Corporation's Annual Report to Stockholders:


   - Report of Independent Auditor

   - Balance Sheet at December 31, 1996

   - Statements of Operations for the years ended December 31, 1996 and 1995

   - Statements of Stockholders' Deficit for the years ended December 31, 1996 and 1995

   - Statements of Cash Flows for the years ended December 31, 1996 and 1995

   - Notes to Financial Statements

3.01 Registrant's Amended and Restated Articles of Incorporation, as amended**

3.02    Registrant's Amended and Restated Bylaws**

3.03 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997.

10.01 Development and Loan Agreement, dated August 10, 1990, between Registrant and The Economic Development Corporation of the City of Detroit; First Amendment thereto, dated December 3, 1990; Second Amendment thereto, dated April 2, 1993; and supplemental letter, dated October 26, 1993 and agreement.*

10.02 Amended and Restated Section 108 Guaranty Agreement, dated as of August 10, 1990, of C. Arnold Curry and Cara Jean Curry in favor of the Economic Development Corporation of the City of Detroit.*

10.03 Registrant's Amended and Restated Purchase Money Promissory Note, dated as of August 10, 1990, in the principal amount of $157,500, to the order of the Economic Development Corporation of the City of Detroit.*

10.04 Registrant's Amended and Restated Section 108 Note, dated August 10, 1990 in the principal amount of $9,000,000, payable to The Economic Development Corporation of the City of Detroit.*

10.05 Amended and Restated Purchase Money Mortgage, dated as of August 10, 1990, between Registrant as mortgagor and The Economic Development Corporation of the City of Detroit.*

10.06 Agreement, dated March 22, 1990, between Registrant and R.P. Scherer North America, a division of R.P. Scherer Corporation.*

10.07 Agreement, dated as of October 1, 1993, among Registrant, Hexal-Pharma GmbH & Co., KG, and Hexal Pharmaceuticals, Inc.*

10.08 Agreement, dated October 20, 1993, between Registrant and Clonmel Chemicals Co., Ltd.*

10.09   Form of 1993 Stock Option Plan.*

10.10   Employment Agreement, dated October 28, 1993, with William R. Hurd.*

10.12   Employment Agreement, dated October 22, 1993, with Robert Kurkiewicz.*

10.13 Agreement, dated as of January 6, 1994, among the Registrant, NBD Bank, N.A., C. Arnold Curry, as Trustee of the Clevius Arnold Curry
        Living Trust dated September 18, 1976, C. Arnold Curry, M.D., P.C., C. Arnold Curry and Cara Jean Curry.*

10.14   Form of Lock-Up Agreement between First Equity Corporation and each of
        C. Arnold Curry, as Trustee of the Clevius Arnold Curry Living Trust dated September 18, 1976, C. Arnold Curry, M.D., P.C., C. Arnold Curry, Cara Jean Curry, William R. Hurd, Robert Kurkiewicz, H. Craig Sutzer and Mark Curry.*

10.15   Employment Agreement dated May 17, 1994, with Allan J. Hammer.**

10.16 Form of Subscription Agreement dated February 22, 1995 and signature pages of investors.**

10.17   Warrant Purchase Agreement dated November 30, 1994, with Jay F.
        Joliat.**

10.18 Series A Preferred Stock Purchase Agreement dated November 30, 1994, with Jay F. Joliat.**

10.19 Consulting Agreement dated January 12, 1995, with David A. Hagelstein, and Amendment to Consulting Agreement dated March 20, 1995 with David
        A. Hagelstein.**

10.20   Security Agreement dated January 12, 1995, with David A. Hagelstein.**

10.21   Security Agreement dated February 2, 1995, with David A. Hagelstein.**

10.22 Warrant to Purchase Common Stock of Caraco Pharmaceutical Laboratories, Ltd. dated January 12, 1995, with David A. Hagelstein.**

10.23   Contract Manufacturing Agreement dated May 1994, with Apotex USA, Inc.**

10.24   Letter agreement dated February 22, 1995, with Abbott Laboratories.**

10.25   Form of Subscription Agreement dated June 1995.***

10.26   Form of Subscription Agreement dated October 1995.***

10.27   Security Agreement dated February 15, 1996 with Jay F. Joliat.***

10.28   Secured Promissory Note dated February 15, 1996 with Jay F. Joliat.***

10.29   Joint venture agreement dated on March 11, 1996, with Sun
        Pharmaceutical Industries, Inc.***

10.30   Form of Subscription Agreement dated March 1996.***

10.31   Employment Agreement dated February 16, 1996 with C. Arnold Curry.****

10.32   Secured Promissory Note dated August 21, 1996 with David A. Hagelstein.

10.33   Secured Promissory Note dated August 21, 1996, with Jay F. Joliat.

10.34   Secured Promissory Note dated August 21, 1996, with John R. Morris.


10.35 Loan Commitment Letter dated August 21, 1996 with David A. Hagelstein, Jay F. Joliat and John R. Morris.

10.36   Secured Promissory Note dated October 18, 1996 with Jay F. Joliat.

10.37   Loan Agreement dated October 18, 1996 with Jay F. Joliat.

10.38 Secured Promissory Note dated November 15, 1996 with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.

10.39   Secured Promissory Note dated November 15, 1996 with Jay F. Joliat.

10.40   Secured Promissory Note dated November 15, 1996 with John R. Morris.

10.41 Security Agreement dated December 19, 1996, with Rosemary Joliat Living Trust DTD 4/12/88 as amended.

10.42 Subordination Agreement, dated December 23, 1996, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David
        A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93 and John R. Morris.

10.43   Secured Promissory Note dated December 23, 1996 with Sun Pharma Global,
        Inc.

10.44   Security Agreement dated December 23, 1996 with Sun Pharma Global Inc.

10.45 Secured Short Term Demand Note dated December 26, 1996, with Rosemary Joliat Living Trust DTD 4/12/88 as amended.

10.46 Secured Promissory Note dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.

10.47 Inter-Creditor Agreement, dated January 30, 1997, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David
        A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93.

10.48 Security Agreement dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.

10.49 Secured Promissory Note dated February 3, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.

10.50 Secured Promissory Note dated February 11, 1997 with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.

10.51 Security Agreement dated February 11, 1997, individually, with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.

10.52   Allonge to Promissory Note of August 21, 1996 - Jay F. Joliat.

10.53   Allonge to Promissory Note of August 21, 1996 - David A. Hagelstein.

10.54   Allonge to Promissory Note of August 21, 1996 -  John R. Morris.

10.55   Allonge to Promissory Note of October 18, 1996  -  Jay F. Joliat

10.56   Allonge to Promissory Note of November 15, 1996 -  Jay F. Joliat

10.57   Allonge to Promissory Note of November 15, 1996 -  John R. Morris

10.58   Allonge to Promissory Note of November 15, 1996 -  David A. Hagelstein

10.59   Allonge to Promissory Note of November 15, 1996 -  John R. Morris


13.01 1996 Annual Report to Stockholders (only with respect to those parts which are expressly incorporated by reference in this filing; the other parts are not deemed filed as part of this filing).

23.01   Preferability Letter of Grant Thornton LLP.**

27      Financial Data Schedule
__________

* Incorporated by reference from Exhibits to Registrant's Registration Statement on Form SB-2, as amended, which was originally filed on November 5, 1993 as Commission File No. 33-71398C.

** Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1995 as Commission File no. 0-24676.

*** Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1996 as Commission File no. 0-24676.

**** Incorporated by reference from Exhibits to Registrant's Registration Statement of Form SB-2 filed on July 12, 1996 with the SEC.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on the    day of March,
1997.

                                          CARACO PHARMACEUTICAL LABORATORIES,
                                          LTD.

                                          By:       /s/ ALLAN J. HAMMER

                                            ------------------------------------
                                                      Allan J. Hammer
                                             Treasurer, Chief Financial Officer
                                                       and Secretary

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.

              /s/ WILLIAM R. HURD                     President and Chief Operating         March 19, 1997
------------------------------------------------      Officer
                William R. Hurd

              /s/ ALLAN J. HAMMER                     Treasurer, Chief Financial Officer    March 19, 1997
------------------------------------------------      and Secretary (Principal Financial
                Allan J. Hammer                       Officer, Secretary and Principal
                                                      Accounting Officer)

              /s/ DAVID W. ADAMANY                    Director                              March 19, 1997
------------------------------------------------
                David W. Adamany

                                                      Director                              March 19, 1997
------------------------------------------------
                C. Arnold Curry

                                                       Director                              March 19, 1997
------------------------------------------------
                 Cara J. Curry

            /s/ DAVID A. HAGELSTEIN                   Director                              March 19, 1997
------------------------------------------------
              David A. Hagelstein

                                                      Director                              March 19, 1997
------------------------------------------------
             Phyllis Harrison-Ross

               /s/ JAY F. JOLIAT                      Director                              March 19, 1997
------------------------------------------------
                 Jay F. Joliat

               /s/ JOHN R. MORRIS                     Director                              March 19, 1997
------------------------------------------------
                 John R. Morris

                                 EXHIBIT INDEX


                                                            EXHIBIT  PAGE



3.03 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997.

10.32   Secured Promissory Note dated August
         21, 1996 with David A. Hagelstein.

10.33   Secured Promissory Note dated August
         21, 1996, with Jay F. Joliat.

10.34   Secured Promissory Note dated August
         21, 1996, with John R. Morris.

10.35   Loan Commitment Letter dated August
         21, 1996 with David A. Hagelstein,
         Jay F. Joliat and John R. Morris.

10.36   Secured Promissory Note dated October
         18, 1996 with Jay F. Joliat.

10.37   Loan Agreement dated October 18, 1996
         with Jay F. Joliat.

10.38   Secured Promissory Note dated November
         15, 1996 with David A. Hagelstein as
         Trustee of the TTEE David Hagelstein
         Trust UA 10-27-93.

10.39   Secured Promissory Note dated November
         15, 1996 with Jay F. Joliat.

10.40   Secured Promissory Note dated November
         15, 1996 with John R. Morris.

10.41  Security Agreement dated December 19,
        1996, with Rosemary Joliat Living
        Trust DTD 4/12/88 as amended.

10.42   Subordination Agreement, dated
         December 23, 1996, between Sun
         Pharma Global, Inc., Jay F.
         Joliat, individually, and as
         Trustee of the Jay F. Joliat
         Qualified Terminable Interest
         Marital Trust, u/a/d 4/8/82,
         David A. Hagelstein, individually,
         and as Trustee of the TTEE David
         Hagelstein Trust, u/a/d 10/27/93
         and John R. Morris.

10.43   Secured Promissory Note dated December
         23, 1996 with Sun Pharma Global, Inc.

10.44   Security Agreement dated December 23,
         1996 with Sun Pharma Global Inc.

10.45   Secured Short Term Demand Note dated
         December 26, 1996, with  Rosemary
         Joliat Living Trust DTD 4/12/88
         as amended.

10.46   Secured Promissory Note dated January
         30, 1997 with Jay F. Joliat, as
         Trustee of the Jay F. Joliat Qualified
         Terminable Interest Marital Trust
         u/a/d April 8, 1982.

10.47   Inter-Creditor Agreement, dated January
         30, 1997, between Sun Pharma Global,
         Inc., Jay F. Joliat, individually, and
         as Trustee of the Jay F. Joliat Qualified
         Terminable Interest Marital Trust,
         u/a/d 4/8/82, David A. Hagelstein,
         individually, and as Trustee of the
         TTEE David Hagelstein Trust, u/a/d 10/27/93.

10.48 Security Agreement dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay
         F. Joliat Qualified Terminable Interest
         Marital Trust u/a/d April 8, 1982.

10.49   Secured Promissory Note dated February 3,
         1997 with Jay F. Joliat, as Trustee of
         the Jay F. Joliat Qualified Terminable
         Interest Marital Trust u/a/d April 8, 1982.

10.50   Secured Promissory Note dated February 11,
         1997 with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.

10.51 Security Agreement dated February 11, 1997, individually, with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust
         UA 10-27-93.

10.52   Allonge to Promissory Note of August 21, 1996
         - Jay F. Joliat.

10.53   Allonge to Promissory Note of August 21, 1996
         - David A. Hagelstein.

10.54   Allonge to Promissory Note of August 21, 1996
         - John R. Morris.

10.55   Allonge to Promissory Note of October 18, 1996
         -  Jay F. Joliat

10.56   Allonge to Promissory Note of November 15, 1996
         -  Jay F. Joliat

10.57   Allonge to Promissory Note of November 15, 1996
         -  John R. Morris

10.58   Allonge to Promissory Note of November 15, 1996
         -  David A. Hagelstein

10.59   Allonge to Promissory Note of November 15, 1996
         -  John R. Morris

13.01 1996 Annual Report to Stockholders (only with respect to those parts which are expressly incorporated by reference in this filing; the other parts are not deemed filed as part of this filing).

27      Financial Data Schedule