Form 10KSB/A
period 1996-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1997-04-25
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -----------------------

                                 FORM 10-KSB/A1
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                   FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NO.  0-24676

                           -----------------------

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

                           -----------------------

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
YES  X    NO
    ---      ---
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                        AS OF MARCH 19, 1997, THERE WERE
                      7,842,106 COMMON SHARES OUTSTANDING

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Annual Report to Stockholders for the Year Ended December 31, 1996 are incorporated by reference into Part II.

    This report on Form 10-KSB/A1 is being filed with the Securities and Exchange Commission (the "SEC") pursuant to General Instruction E(3) of form 10-KSB to include the information required by Part III since the Corporation's definitive proxy statement will not be filed with the SEC within 120 days of the Corporation's year end.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT.

     Pursuant to Article VI of the Amended and Restated Articles of Incorporation of the Corporation, the Board of Directors shall be divided into three classes with terms expiring on three successive annual meeting dates.
The Amended and Restated Bylaws authorize the Board of Directors exclusively to set the number of directors to serve on the Board of Directors, by resolution, but at no time shall the number of directors be less than six.(1)

     DAVID W. ADAMANY (Age 60) has served as a Director of the Corporation since July, 1994. Dr. Adamany has been President of Wayne State University since 1982. Previously he served as Academic Vice President for the University of Maryland System and Academic Vice President at California State University, Long Beach. Dr. Adamany serves on the following committees:
Audit, Executive and Compensation. Dr. Adamany's term as a Director expires at the Annual Meeting of Shareholders in 1999.

    C. ARNOLD CURRY (Age 55) founder of Caraco Pharmaceutical Laboratories, Ltd, is a physician on staff of the Detroit Medical Center Hospitals and a member of the Departments of Medicine and Oncology. Since 1984, Dr. Curry has served as a registered investigator for the National Cancer Institute for conducting clinical investigations of new drugs limited by federal law to investigational use. His board memberships include United Way, Detroit Economic Club, Hospice of Southwestern Michigan, Generic Pharmaceutical Industry Association, Michigan Cancer Foundation and

---------------

      (1) As disclosed in Part I of the Corporation's 10-KSB, the Corporation and Sun, have been negotiating for the sale by the Corporation to Sun of 5,300,000 Common Shares for $7,500,000 payable over a period of time (anticipated to be one to two years) (the "Stock Purchase Agreement"). In connection with this, it is anticipated that the Corporation and Sun shall enter into other ancillary agreements including a proposed voting agreement between the Corporation, Sun and certain shareholders (Jay F. Joliat and David A. Hagelstein (the "Shareholders")) pursuant to which the Shareholders would vote their shares in favor of persons designated by Sun and in such number to permit Sun to designate up to a majority of the Board, and Sun would vote its shares in favor of the Shareholders. Also, upon the execution of the Stock Purchase Agreement, the following Directors have agreed to resign: David A. Adamany, Cara J. Curry, Phyllis Harrison-Ross and John R. Morris. There is no assurance that the Corporation and Sun will enter into the Stock Purchase Agreement or any of the ancillary agreements, including the above referenced voting agreement or that if consummated such agreements will be consummate pursuant to the terms disclosed above.

Commissioner of the Hospital Financing Authority of Detroit, Michigan. Dr. Curry served as a director of the First Independence National Bank of Detroit for five years prior to his resignation in 1992. Dr. Curry also served the Greater Detroit Chamber of Commerce from 1989-1995 and was a director of the Alumni Board of Michigan State University School of Business until 1995. Dr. Curry is the spouse of Cara J. Curry. Dr. Curry serves on the following
committees:  Executive and Finance.   Dr. Curry's term as a Director expires at
the Annual Meeting of Shareholders in 1997.

    CARA J. CURRY (Age 60) has served as a Director of the Corporation since its inception. Mrs. Curry has been President of New Center Radiology, Inc. since 1979, owned by Dr. and Mrs. Curry, and was the owner and Chief Executive Officer, from 1981 to 1986, of Innovative Home Health Care Corporation, which provided in-home care in the Greater Detroit Metropolitan Area. She has been active in health care related organizations and was a member of the Board and Executive Vice President of the Lula Bell Stewart Center, Inc. (a non-profit women's shelter). Mrs. Curry is a Commissioner of the Detroit Zoo, and a participant in the National Medical Association Health Summit, Washington, D.C., and in the Congressional Black Caucus Health Forum. Mrs. Curry is the spouse of C. Arnold Curry. Mrs. Curry serves on the following committees:
Compensation and Audit. Mrs. Curry's term as a Director expires at the Annual Meeting of Shareholders in 1999.

    DAVID A. HAGELSTEIN (Age 55) has served as a Director of the Corporation since September 1995. Mr. Hagelstein has been engaged in the management of his personal real estate and business investments for the past thirty years. In addition, Mr. Hagelstein has been a consultant to several companies in the pharmaceutical and medical fields. Mr. Hagelstein serves on the following committees: Compensation and Executive. Mr. Hagelstein's term as a Director expires at the Annual Meeting of Shareholders in 1999.

    PHYLLIS HARRISON-ROSS, M.D. (Age 60) has served as a Director of the Corporation since September 1996. For more than 25 years, Dr. Harrison-Ross has been the Director of the Department of Psychiatry and Community Mental Health Clinic and a Professor of Psychiatry at the New York Medical College at Metropolitan Hospital Center. During the past year, Dr. Harrison-Ross has also been the President of the Medical Board at the Metropolitan Hospital Center. Dr. Harrison-Ross serves on the following committees: Compensation and Finance. Dr. Harrison-Ross' term as a Director expires at the Annual Meeting of Shareholders in 1998.

    JAY F. JOLIAT (Age 40) has served as a Director of the Corporation since September 1995. Mr. Joliat for more than the past five years has served as President, Chief Executive Officer and Chairman of the Board of Joliat & Company, a registered investment advisor furnishing investment management surveillance, reporting and consulting services to endowment funds, charitable foundations, ERISA plans and others who utilize professional money managers; Chairman of the Board, Chief Executive Officer and Treasurer of Sign of the Beefcarver Restaurants, Inc., which owns and operates 13 cafeteria style family restaurants, three casual dining/bar restaurants and one fine dining restaurant in the Detroit metropolitan area; and as trustee and Chief Executive Officer of several family-related trusts with widely diverse holdings including foreign
and domestic securities, venture capital and real estate.   Mr. Joliat serves
on the following committees: Audit, Executive and Finance. Mr. Joliat's term as a Director expires at the Annual Meeting of Shareholders in 1997.

    JOHN R. MORRIS (Age 66) has served as a Director of the Corporation since May 1996. Since 1978, Mr. Morris has been President of Biotrade Group, a company he founded. Biotrade, a worldwide healthcare and chemical company has offices in Australia, Southeast Asia, South Africa, Switzerland and the United Kingdom. Biotrade is also active in the pharmaceutical and fine chemical industries. Mr. Morris serves on the following committees: Audit, Compensation and Finance. Mr. Morris' term as a Director expires at the Annual Meeting of Shareholders in 1999.

    The Board has nominated Jay F. Joliat (see disclosure of background above) and William R. Hurd (see disclosure of background below under the heading "Executive Officers") to be Directors for the three year term expiring in 2000.

DIRECTOR COMPENSATION

     Each non-employee director of the Corporation receives 100 shares of Common Stock of the Corporation for each Board or Committee meeting in which he or she participates. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and Committee Meetings. In addition, Directors may also be awarded options for their service on the Board. During the year ended December 31, 1996, Mr. John Morris received a non-qualified stock option to purchase 6,000 shares of Common Stock at an exercise price of $2.50 per share; Dr. Phyllis Harrison-Ross received a non-qualified stock option to purchase 6,000 shares of Common Stock, at an exercise price of $1.562 per share, and Mrs. Curry received a non-qualified stock option to purchase 6,000 shares of Common Stock, at an exercise price of $1.25 per share.

EXECUTIVE OFFICERS

     SHERMAN N. GINN (Age 57) -- joined the Corporation in August 1994 as Director of Sales and Marketing and in December 1994 was promoted to Vice President -- Sales and Marketing. From February 1994 until August, 1994 Mr. Ginn was employed by Global Source as Vice President, Sales. From 1992 to February 1994 Mr. Ginn was Vice President, Sales and Chain Store Sales at Watson Laboratories. From

1990 to 1992 he was employed by Qualitest Products in Huntsville, Alabama as Vice President, Marketing.

     ALLAN J. HAMMER (Age 51) -- joined the Corporation in July 1994 as Chief Financial Officer, Treasurer and Secretary. Prior thereto, Mr. Hammer was employed, from 1988 until July 1994, with the Warner Chilcott division of Warner Lambert where, as manager of finance and logistics, he was responsible for all activities in finance, purchasing, production planning, inventory control and warehousing.

    WILLIAM R. HURD (Age 61) was a Director of the Corporation from May 10, 1995 to September 18, 1996. Mr. Hurd commenced employment with the Corporation as its Executive Vice President and Chief Operating Officer in December 1993 and in May 1995 was promoted to President and Chief Operating Officer of the Corporation. Prior to his employment with Caraco Mr. Hurd was employed from 1987 until 1993 as Director of Operations of the Warner Chilcott Laboratories Division of Warner Lambert Company, and was responsible for the start up of this then newly established generic division, including facility design, equipment evaluation and staffing, and operations, including supervision of manufacturing, quality assurance, quality control, pharmaceutical technology, finance, purchasing, production planning, and interfacing with the regulatory, sales and marketing departments. Mr. Hurd is a registered pharmacist in Massachusetts and Pennsylvania.

      ROBERT KURKIEWICZ (Age 46) -- commenced employment with the Corporation as its Vice President -- Quality Assurance in November 1993. Prior thereto, Mr. Kurkiewicz was employed, from 1988 until November 1993 as Manager, Quality Assurance by the Warner Chilcott Laboratories Division of Warner Lambert Company, for which he was responsible for the establishment of the Quality Control and Quality Assurance Departments at the then inception of this division (including the design and implementation of all quality systems for proper operation of a pharmaceutical manufacturing organization) and the ongoing supervision of Quality Control, and Quality Assurance for manufacturing and research and development.

               MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 1996, the Corporation's Board of Directors conducted its business by holding sixteen (16) Board Meetings (in accordance with the requirements of the Michigan Business Corporation Act). The Board of Directors has four (4) active standing committees, which facilitate the carrying out of its responsibilities. The Executive, Audit, Compensation and Finance Committees were established by the Board of Directors on May 31, 1994. The Board of Directors does not have a standing Nominating Committee.

      The Executive Committee, which did not meet during 1996, is empowered to exercise, in the intervals between the meetings of the Board of Directors, the powers of the Board, subject to the Michigan Business Corporation Act, as it relates to the management of the business and affairs of the Corporation.

     The Audit Committee, which did not meet in 1996, is empowered to recommend to the Board of Directors a firm of certified public accountants to conduct audits of the accounts and affairs of the Corporation and to review accounting objectives and procedures of the Corporation and the findings and reports of the independent certified public accountants, and to make such reports and recommendations to the Board of Directors as it deems appropriate.

     The Compensation Committee, conducted its business in 1996 by holding five
(5) meetings (in accordance with the requirements of the Michigan Business Corporation Act). The Compensation Committee is empowered to make recommendations to the Board of Directors relating to the overall compensation arrangements for officers and staff of the Corporation and to make recommendations to the Board of Directors pertaining to any compensation plans in which officers and directors of the Corporation are eligible to participate (including making recommendations regarding the amount they receive as directors of the Corporation. The Committee also interprets the Corporation's 1993 Stock Option Plan and such other executive and employee stock options as may, from time to time, be designated by the Board of Directors. In doing so, it has the authority to designate officers, directors or key employees eligible to participate in the Plan, to prescribe the terms of any award of stock options, and to make all other determinations for administering the Plan. The Committee is also empowered to withdraw, modify and substitute the Corporation's Stock Bonus Plan.

     The Finance Committee, which met six (6) times in 1996, is responsible for ensuring that the Corporation maintains a sound financial structure, and is empowered to make recommendations to the Board of Directors on financial, short and long term investments and business planning matters.

            SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Corporation's knowledge based solely on review of the copies of reports on Form 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations furnished to the Corporation, all of the directors, officers and persons who own more than ten percent of the Corporation's Common Stock filed the Forms 3 and Forms 4 required by Section 16(a) in a timely manner, except for Dr. Harrison-Ross who did not file a Form 3 timely.

     ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the 1994, 1995 and 1996 annual salary, bonus and all other compensation awards to the Corporation's former Chief Executive Officer, and three most highly compensated executive officers, whose respective salary and bonus compensation exceeded $100,000 in 1996.

SUMMARY COMPENSATION TABLE

                                                             Long Term Compensation
                                                           --------------------------
                                                               Awards           Payouts
                                                               ------           -------
                                                                              Restricted      Securities
Name and                         Annual Compensation         Other Annual       Stock        Underlying      LTIP        All Other
                         --------------------------------    Compensation      Award(s)       Options       Payouts     Compensation
Principal Position        Year    Salary($)      Bonus($)         $               $              #             $             $
------------------        ----    ---------      --------    ------------     ----------     -----------    -------     ------------
William R.  Hurd......    1996     $164,307          0             0               0               0            0             0
President and COO         1995     $167,612    $16,000(1)          0          18,827(2)        3,040(3)         0             0
                          1994     $171,333(5)       0             0               0               0            0        44,697(4)


Allan J. Hammer......     1996     $120,000          0             0               0               0            0        10,250(4)
CFO and Secretary         1995     $120,000          0             0          12,233(2)        1,920(3)         0
                          1994     $ 55,000          0             0               0          30,000(3)         0        24,153(4)


Robert Kurkiewicz....     1996     $123,000          0             0               0               0            0             0
VP of QA                  1995     $123,000          0             0          12,717(2)        2,214(3)         0             0
                          1994     $123,000          0             0               0               0            0        30,265(4)

C. Arnold Curry(6)...     1996     $ 87,010          0             0               0               0            0             0
                          1995     $155,380          0             0               0               0            0             0
                          1994     $183,876(7)       0             0               0               0            0        32,375(8)

        (1) Bonus given per employment contract in Caraco Common Stock (5,334 shares).

        (2) 5,793, 3,764, and 3,913 shares were awarded by the Corporation on May 10, 1995, to Messrs. Hurd, Hammer and
            Kurkiewicz, respectively, as reimbursement for the payment of the taxable portion of moving expenses they incurred.

        (3) The Options were granted pursuant to the Corporation's 1993 Employee Stock Option Plan. Under the Plan, the options vest over a five year period commencing one year from date of grant.

        (4) Moving expenses paid to employee.

        (5) Includes salary actually paid of $160,000, and accrued 1993
            salary of   $11,333.

        (6) Dr. Curry resigned as Chief Executive Officer in February 1996 and became the Corporation's Chief Scientific Advisor and Chairman, Emeritus until November 1996.

        (7) Includes salary actually paid of $170,000, and accrued 1993
            salary of   $13,876.

        (8) Caraco purchased 87,500 shares of Caraco Common Stock from Dr. Curry in 1993, payment was made in 1994.

     No other excutive officer of the Corporation earned more than $100,000 during the 1996 fiscal year.

OPTIONS GRANTED IN LAST FISCAL YEAR

There were no options granted to executive officers in 1996.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS VALUES

     The following table sets forth information for the executive officers named above with regard to the aggregate stock options exercised during the year ended December 31, 1996, and the stock options held as of December 31, 1996.


                                                            Number of Securities        Value of Unexercised
                                                           Underlying Unexercised           In-the-Money
                                                                 Options at                   Options at
                                                                 FY-End(#)                  FY-End($)(1)
                      Shares Acquired  Value Realized
     Name              on Exercise#          ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
     ----             ---------------  --------------   -------------------------     -------------------------
William R. Hurd.....         0                0               39,608/28,432                    0/0
Allan J. Hammer.....         0                0               12,384/19,536                    0/0
Robert Kurkiewicz...         0                0               12,442/ 9,772                    0/0
C. Arnold Curry.....         0                0                    0/0                         0/0

---------------

(1) Value based on the difference between the closing bid price of the Corporation's Common Stock on December 31, 1996 and the exercise price. The options held by the named executive officers have exercise prices which are higher than the closing bid price of the Corporation's Common Stock on December 31, 1996.

EMPLOYMENT AGREEMENTS

    C. ARNOLD CURRY, who resigned as Chief Executive Officer and Chairman of the Board of the Corporation in February 1996, entered into a five year employment agreement with the Corporation to become its Chief Scientific Advisor and Chairman, Emeritus. Dr. Curry was compensated at an annual base salary of $90,000 and was entitled to receive certain stock bonuses and options.

    In November 1996 Dr. Curry's employment as Chief Scientific Advisor and Chairman, Emeritus was terminated without cause by the Corporation, and pursuant to the employment agreement, Dr. Curry is entitled to receive monthly base salary payments for eighteen (18) months from the date of termination, and premium coverage payments for health and life insurance for the same period.

     MR. HAMMER, the Chief Financial Officer, Treasurer and Secretary of the Corporation, entered into a five-year employment agreement with the Corporation expiring July 1, 1999, subject to automatic renewal for successive one-year terms unless terminated by the Corporation or Mr. Hammer, upon 30 days written notice prior to the end of the initial term or the renewal terms, as the case may be.

     In the event that Mr. Hammer terminates his employment for cause not attributable to himself, or if the Corporation terminates the agreement without cause, then he shall be entitled to receive monthly base salary payments for twelve (12) months from the date of termination, and the Corporation shall continue premium coverage payments for health insurance for the same period. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest.

     In event that Mr. Hammer terminates his employment without cause, or his employment is terminated for cause, death or disability, then he (or his estate) will receive earned and unpaid salary accrued to the date of termination.

    On April 1, 1997 Mr. Hammer entered into an amendment to his Employment Agreement. Under the amendment, Mr. Hammer's salary is reduced to $90,000 and the "termination without Cause" has been revised to read "...shall be entitled to receive monthly base salary payments for six (6) months from date of termination. This amendment shall become effective on the date that Sun and the Corporation execute the Stock Purchase Agreement. See "Proposal 2 - Election of Directors".

     WILLIAM R. HURD, the President and Chief Operating Officer of the Corporation, entered into an employment agreement with the Corporation expiring December 6, 2000, subject to automatic renewal for successive one-year terms unless terminated by the Corporation or Mr. Hurd upon 90 days notice prior to the end of the initial term or the renewal terms, as the case may be. In addition Mr. Hurd may receive an annual bonus to be based upon performance specifications and/or goals to be agreed upon by the Corporation and Mr. Hurd, with the bonus payable to Mr. Hurd for any year of employment to be not more than 30% of his base salary for such year.

    Under the employment agreement, Mr. Hurd may, upon giving 30 days written notice, terminate the agreement in the event there is a change of control or ownership (as defined in the employment agreement) of the Corporation and his powers and duties significantly change or he has good reason (as defined in the employment agreement) to terminate or, as a result of the change of control or ownership, Mr. Hurd reasonably determines that he is unable to exercise or perform his powers, functions and duties. In the event of such termination, Mr. Hurd will receive (i) a lump sum severance payment equal to his base salary for 36 months at the rate payable at the time notice of termination was given, (ii) the bonus which he would otherwise be entitled to for the year in which his employment is terminated, and (iii) the immediate vesting in any stock option which would have been exercisable at the close of the year during which the change of control occurred. Based upon Mr. Hurd's current base salary, the Corporation estimates that the lump sum severance payment payable to Mr. Hurd under this provision would be approximately $502,836 for the present fiscal year.

     In the event that Mr. Hurd terminates his employment for cause not attributable to himself, or if the Corporation terminates the Agreement without cause, then he shall be entitled to receive monthly base salary payments for eighteen (18) months from the date of termination, and the Corporation shall continue premium coverage payments for health and life insurance for the same period. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest.

     In event that Mr. Hurd terminates his employment without cause, or his employment is terminated for cause, death or disability, then he (or his estate) will receive earned and unpaid salary accrued to the date of termination.

    On April 1, 1997 Mr. Hurd entered into an amendment to his Employment Agreement. Under the amendment, Mr. Hurd's salary is reduced to $120,000 and the "termination without Cause" has been revised to read "...shall be entitled to receive monthly base salary payments for six (6) months from date of termination. In addition the amendment provides that the signing of final documents with Sun will not constitute a change in control. This amendment shall become effective on the date that Sun and the Corporation execute the Stock Purchase Agreement. See "Proposal 2 - Election of Directors".

     ROBERT KURKIEWICZ, the Vice President of Quality Assurance, entered into a five-year employment agreement with the Corporation expiring November 22, 1998, subject to automatic renewal for successive one-year terms unless terminated by the Corporation or Mr. Kurkiewicz upon 30 days notice prior to the commencement of any such renewal period.

     In the event that Mr. Kurkiewicz terminates his employment for cause not attributable to himself, or if the Corporation terminates this Agreement without cause, then he shall be entitled to receive monthly base salary payments for twelve (12) months from the date of termination, and the Corporation shall continue premium coverage payments for health insurance for the same period. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest.

     In the event that Mr. Kurkiewicz terminates his employment without cause, or his employment is terminated for cause, death or disability, then he (or his estate) will receive earned and unpaid salary accrued to the date of termination.

    On April 1, 1997 Mr. Kurkiewicz entered into an amendment to his Employment Agreement. Under the amendment, Mr. Kurkiewicz's salary is reduced to $92,250 and the "termination without Cause" has been revised to read "...shall be entitled to receive monthly base salary payments for six (6) months from date of termination. This amendment shall become effective on the date that Sun and the Corporation execute the Stock Purchase Agreement. See "Proposal 2 - Election of Directors".


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table presents certain information, as of April 1, 1997, with respect to the Common Stock owned by each director and nominee for election to the Board of Directors, each executive officer named in the Summary Compensation Table, all executive officers and directors as a group, and by each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Corporation to be the beneficial owner of more than five (5%) percent of the outstanding shares of the Corporation's Common Stock. The shares and percentages shown below include shares which may be acquired by the persons listed pursuant to presently exercisable and outstanding stock options, warrants, and convertible stock. Except as indicated below, each person listed has sole voting and investment power as to the shares listed.

                                   AMOUNT AND
                                   NATURE OF
NAME OF BENEFICIAL                 BENEFICIAL                     PERCENTAGE OF
       OWNER                       OWNERSHIP                          CLASS
------------------                -----------                     --------------
David W. Adamany(11)                 10,200(1)                          *
C. Arnold Curry(11)               1,384,447(2)                      17.65
Cara J. Curry(11)                   484,615(3)                       6.18
David A. Hagelstein(11)           1,482,452(4)                      18.36
Phyllis Harrison-Ross(11)                 0                             *
William R. Hurd(11)                  63,401(5)                          *
Jay F. Joliat(11)                 1,848,591(6)                      20.76
John R. Morris(11)                  107,600(7)                       1.37
Sherman N. Ginn, Jr.(11)              8,000(8)                          *
Allan J. Hammer(11)                  18,648(9)                          *
Robert Kurkiewicz(11)                16,356(10)                         *

All executive officers and
 directors as a group
 (11 persons)                     5,424,310                         58.79


 -------------------------
 *  Less than 1.0% of the outstanding shares

(1)    Includes stock options that are currently exercisable to purchase 2,400


(2) Excludes 484,615 shares owned by his wife, Cara J. Curry, as to which he disclaims beneficial ownership. Includes 10,000 shares of Common Stock underlying an option granted to a third party pursuant to an option agreement.

(3) Excludes 1,384,447 shares owned by her husband, C. Arnold Curry, as to which she disclaims beneficial ownership.

(4) Includes an option to purchase 224,158 shares of Common Stock until February 20, 2002; stock options to purchase 1,200 shares of Common Stock until September 7, 2001; and warrants to purchase 5,000 shares of Common Stock until February 11, 1999. See "Certain Relationships and Related Transactions."

(5) Includes 900 shares and 100 warrants owned by Richard and Kimberly Hurd minor children to William R. Hurd; 4,800 shares owned by Joan Hurd, spouse to William R. Hurd; and stock options that are currently exercisable to purchase 39,608 shares.

(6)    Includes 285,714 Series A Preferred Stock convertible to Common
       Stock;   warrants to purchase 65,000 shares which are exercisable through
       December 31, 2004; warrants to purchase 486,666 shares exercisable through March 31, 2006; option to purchase 225,000 shares which are exercisable through October 18, 2006; and stock option to purchase 1,200 shares. See "Certain Relationships and Related Transactions."

(7)    Includes 10,000 warrants exercisable until February 11, 1999.

(8) Includes stock options that are currently exercisable to purchase 8,000 shares.

(9) Includes 500 warrants exercisable until February 11, 1999 and stock options that are currently exercisable to purchase 12,384 shares. Excludes 1,000 shares of Common Stock beneficially owned by Donna Hammer, spouse of Allan J. Hammer, in which reporting person disclaims beneficial ownership.

(10) Includes stock options that are currently exercisable to purchase 12,443 shares.

(11) The mailing address of each of these holders is 1150 Elijah McCoy Drive, Detroit, Michigan 48202.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On February 21, 1996, the Corporation borrowed $250,000 from Jay F. Joliat which was converted on March 31, 1996 into 111,111 Common

Shares and six warrants for each Common Share exercisable at $2.625 through March 31, 2006.

    In connection with a private placement ended in March 1996, Jay F. Joliat and David Hagelstein purchased 100,000 and 126,250 Common Shares, respectively,
at $2.25 per share in which a total of 572,444 Common Shares were sold.   In
May 1996, the Corporation sold, in a private placement to Mr. Joliat 250,000 Common Shares at $2.00 per share.

    On August 21, 1996, the corporation borrowed $100,000 from Messrs. Hagelstein, Joliat and Morris for working capital purposes. On October 18, 1996, the Corporation borrowed $300,000 from Mr. Joliat for working capital purposes and, in connection therewith, granted Mr. Joliat a warrant for 300,000 Common Shares at the purchase price of $1.31 per share. On November 15, 1996, the Corporation borrowed $90,000, $100,000 and $100,000 from Messrs. Hagelstein, Joliat and Morris, respectively, for working capital purposes. These notes are payable on demand, accrue interest at 10%, and are secured by specific assets of the Corporation. The Corporation, Sun, and Messrs. Hagelstein and Joliat entered into a subordination agreement with respect to these loans in connection with a loan by Sun to the Corporation of $350,000.

    On December 19, 1996, the Corporation borrowed $65,000 from a relation of Mr. Joliat for working capital purposes. This secured loan accrued interest at 10% and was repaid in January 1997.

    On January 30, 1997 and February 3, 1997, the Corporation borrowed $100,000 and $300,000 respectively, from Mr. Joliat for working capital purposes. On February 11, 1997, the Corporation borrowed $200,000 from Mr. Hagelstein for working capital purposes. The loans accrue interest at 10% (payable in cash or Common Shares) are currently due and payable and are secured by specific equipment. The Corporation, Sun and Messrs. Hagelstein and Joliat entered into an Inter-Creditor Agreement with respect to these loans which generally provides for equal priority in collateral and principal repayments based on each creditor's respective share of total debt.

    On February 21, 1997, the Corporation granted Mr. Hagelstein an option for 224,158 Common Shares at an exercise price of $1.50 per share for a five year period expiring February 20, 2002 and cancelled prior options/warrants granted to Mr. Hagelstein for an aggregate of 224,158 Common Shares at exercise prices ranging from $3.50 to $4.81 per share in recognition of Mr. Hagelstein's proposed agreement to contribute up to $500,000 to the Corporation in cash or Common Shares (up to 250,000 Common Shares) in connection with the proposed Stock Purchase Agreement between the Corporation and Sun.

    On April 11, 1997 the Corporation borrowed $150,000 from Mr. Joliat for working capital purposes. The loan accrues interest at 10% per annum (payable in cash or Common Shares), is payable generally on the earlier of May 31, 1997 or if the Stock Purchase Agreement between the Corporation and Sun is not consummated, and is secured by specific assets of the Corporation.

    During the year ended December 31, 1996, the Corporation purchased raw materials from Biotrade Group in the amount of $211,500. Mr. Morris is the President of Biotrade Group. The Corporation believes the raw materials were purchased at market prices.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARACO PHARMACEUTICAL LABORATORIES, LTD.
                                                   (Registrant)


                                      By: /s/ William R. Hurd
                                          -------------------------------------
                                          William R. Hurd
                                          President and Chief Operating Officer