Form 10QSB
period 1997-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1997-05-14
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Yes [X]                   No [ ]


Common Stock outstanding at May 9, 1997:  7,842,106 shares



The Exhibit Index is located on page  13
                                     ----
The total number of pages is   16
                             -----

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                 BALANCE SHEET

                                 MARCH 31, 1997


--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    57,378
  Accounts receivable, net of allowance of $20,000    . . . . . . . . . . . . . . . . . .              94,361
  Inventories     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             279,067
  Prepaid expenses and deposits     . . . . . . . . . . . . . . . . . . . . . . . . . . .             213,605
                                                                                                  -----------

TOTAL CURRENT ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             644,411
                                                                                                  -----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             197,305
  Building and improvements     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,682,724
  Equipment     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,573,278
  Furniture and fixtures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             156,909
                                                                                                  -----------

  Total     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,610,216
  Less accumulated depreciation     . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,379,590
                                                                                                  -----------

PROPERTY, PLANT AND EQUIPMENT, NET    . . . . . . . . . . . . . . . . . . . . . . . . . .           8,230,626
                                                                                                  -----------

MARKETABLE SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              82,000
                                                                                                  -----------


TOTAL ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,957,037
                                                                                                  ===========





See accompanying notes.

--------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,368,824
  Short-term demand notes     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,040,000
  Current portion of long-term debt     . . . . . . . . . . . . . . . . . . . . . . . . .           8,880,000
  Accrued expenses:
    Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             176,800
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             760,424
                                                                                                  -----------

TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,226,048
                                                                                                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - no par value; authorized 5,000,000 shares;
    issued and outstanding, 285,714 Series A shares     . . . . . . . . . . . . . . . . .           1,000,000
  Common stock, no par value, authorized 20,000,000 shares;
    issued and outstanding, 7,842,106 shares    . . . . . . . . . . . . . . . . . . . . .          19,646,974
  Subscription receivable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (14,087)
  Deficit     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,901,898)
                                                                                                  -----------

TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,269,011)
                                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   . . . . . . . . . . . . . . . . . . . . . .         $ 8,957,037
                                                                                                  ===========





See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED MARCH 31, 1997

--------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                                1 9 9 7            1 9 9 6
                                                                              ------------        ------------
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   256,588         $   450,342

Cost of goods sold    . . . . . . . . . . . . . . . . . . . . . . . .             419,791             508,163
                                                                              ------------        ------------

GROSS LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (163,203)            (57,821)
                                                                              ------------        ------------

Selling, general and administrative expenses    . . . . . . . . . . .             412,960             527,494
Research and development costs    . . . . . . . . . . . . . . . . . .             371,962             458,074
                                                                              ------------        ------------

OPERATING LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . .            (948,125)         (1,043,389)
                                                                              ------------        ------------

OTHER INCOME (EXPENSE)
  Interest income     . . . . . . . . . . . . . . . . . . . . . . . .                   -               1,825
  Interest expense    . . . . . . . . . . . . . . . . . . . . . . . .            (207,477)           (164,527)
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               1,023
                                                                              ------------        ------------

OTHER EXPENSE - NET   . . . . . . . . . . . . . . . . . . . . . . . .            (207,477)           (161,679)
                                                                              ------------        ------------

NET LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(1,155,602)        $(1,205,068)
                                                                              ============        ============

Net loss per common share   . . . . . . . . . . . . . . . . . . . . .            $(.15)              $ (.17)
                                                                              ============        ============
Weighted average number of
  common shares outstanding   . . . . . . . . . . . . . . . . . . . .           7,842,106           7,007,600
                                                                              ============        ============





See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                   DEFICIT
                                                                                                                  ACCUMULATED
                                             PREFERRED STOCK              COMMON STOCK                            DURING THE
                                         ------------------------   --------------------------    SUBSCRIPTION     DEVELOPMENT
                                           SHARES         AMOUNT       SHARES        AMOUNT        RECEIVABLE        STAGE
                                          ---------    ----------   -----------   ------------   -------------   --------------
Balance at January 1, 1995    . .         $ 285,714    $1,000,000    $5,046,420   $13,379,338      $     --      $(14,138,982)
Issuance of common stock    . . .                --            --     1,809,387     4,110,063      (14,087)                 --
Contribution of
  administrative expenses by
  Chairman Emeritus   . . . . . .                --            --            --        56,000            --                 --
Net loss    . . . . . . . . . . .                --            --            --            --            --        (4,093,382)
Unrealized loss on
 marketable securities    . . . .                --            --            --            --            --                --
                                          ---------    ----------    ----------   -----------     ----------   --------------

Balance at December 31, 1995  . .           285,714     1,000,000     6,855,807    17,545,401      (14,087)       (18,232,364)
Issuance of common stock    . . .                --            --       986,299     2,101,573            --                --
Writedown of marketable
  securities for decline in
  value considered to be
  other than temporary  . . . . .                --            --            --            --            --                --
Net loss    . . . . . . . . . . .                --            --            --            --            --        (5,498,932)
                                          ---------    ----------    ----------   -----------     ----------   -------------
Balance at December 31, 1996  . .           285,714     1,000,000     7,842,106    19,646,974      (14,087)       (23,731,296)
Preferred dividend    . . . . . .                --            --            --            --            --           (15,000)
Net loss    . . . . . . . . . . .                --            --            --            --            --        (1,155,602)
                                          ---------    ----------    ----------   -----------     ----------   -------------

Balance at March 31, 1997   . . .         $ 285,714    $1,000,000    $7,842,106   $19,646,974     $(14,087)      $(24,901,898)
                                          =========    ==========    ==========   ===========     ==========   =============

                                            UNREALIZED
                                              LOSS ON
                                            MARKETABLE
                                           SECURITIES        TOTAL
                                           ------------    ---------
Balance at January 1, 1995    . .          $         --    $    240,356
Issuance of common stock    . . .                    --       4,095,976
Contribution of
  administrative expenses by
  Chairman Emeritus   . . . . . .                    --          56,000
Net loss    . . . . . . . . . . .                    --      (4,093,382)
Unrealized loss on
 marketable securities    . . . .              (160,924)       (160,924)
                                              ----------    -----------

                                               (160,924)        138,026
Balance at December 31, 1995  . .                    --       2,101,573
Issuance of common stock    . . .
Writedown of marketable
  securities for decline in
  value considered to be                        160,924         160,924
  other than temporary  . . . . .
Net loss    . . . . . . . . . . .                    --      (5,498,932)
                                             ----------     -----------

Balance at December 31, 1996  . .                    --      (3,098,409)
Preferred dividend    . . . . . .                    --         (15,000)
Net loss    . . . . . . . . . . .                    --      (1,155,602)
                                             ----------     -----------

Balance at March 31, 1997   . . .            $       --    $ (4,269,011)
                                             ==========    ============



See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------
                                                                               1 9 9 7              1 9 9 6
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss    . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(1,155,602)         $(1,205,068)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation    . . . . . . . . . . . . . . . . . . . . . . . .              121,950              128,100
    Changes in operating assets and liabilities
      which provided (used) cash:
      Accounts receivable     . . . . . . . . . . . . . . . . . . .                2,980              225,572
      Inventories     . . . . . . . . . . . . . . . . . . . . . . .               11,198               91,336
      Prepaid expenses and deposits     . . . . . . . . . . . . . .               (9,988)              42,278
      Accounts payable    . . . . . . . . . . . . . . . . . . . . .             (192,936)             239,585
      Accrued expenses    . . . . . . . . . . . . . . . . . . . . .              181,750              150,208
                                                                             ------------         ------------

NET CASH USED IN OPERATING ACTIVITIES   . . . . . . . . . . . . .             (1,040,648)            (327,989)
                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment    . . . . . . . . . .               (2,395)             (56,539)
                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock    . . . . . . . . . . . .                    -              251,173
  Net short-term borrowings     . . . . . . . . . . . . . . . . . .            1,085,000                    -
                                                                             ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES   . . . . . . . . . . .              1,085,000              251,173
                                                                             ------------         ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS    . . . . . . . . . . . . . . . . . . . .                 41,957             (133,355)
Cash and cash equivalents, beginning of period    . . . . . . . .                 15,421              332,264
                                                                             ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD    . . . . . . . . . . .            $    57,378          $   198,909
                                                                             ============         ============

Supplemental disclosures of cash flows information:
Cash paid for interest    . . . . . . . . . . . . . . . . . . . .                      -                    -
                                                                             ============         ============





See accompanying notes.

1.  BASIS OF PRESENTATION

    The balance sheet as of March 31, 1997 and the related statements of operations, stockholders equity and cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements has been included. Such adjustments consisted of only normal recurring items. Interim results are not necessarily indicative of results for the full year.

    The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1996 Caraco Pharmaceutical Laboratories, Ltd. Annual Report on Form 10-KSB.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of March 31, 1997, stockholders' deficit of $4,269,011 and working capital deficit of $12,581,637. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These and other factors, including being in default of the debt agreement with the Economic Development Corporation (EDC) of the City of Detroit, raise substantial doubt about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

    Management's plans with regard to these matters include:

    - An attempt to raise up to $7,500,000 in gross proceeds from the sale of its common stock (see below). If the Corporation is unable to raise approximately $7,500,000 it may have an adverse effect on the Corporation's ability to execute its business plan through 1997. There can be no assurance that adequate capital can be obtained.

    - Continued development of strategic alliances with other drug manufacturers whereby the Corporation will, subject to approval of ANDA's, manufacture on behalf of the participating entity for a fee (cash or common shares - see below) or, manufacture on its own behalf and pay the participating entity a royalty based on sales.

    On July 11, 1996, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock and sell it certain rights for a number of generic pharmaceuticals products. As revised in the most recent proposal, it is contemplated that a) in exchange for 5,300,000 shares of Caraco common stock Sun Pharma will invest $7,500,000 to be received by the Corporation over a period of one year in four installments, b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product and c) two current Caraco shareholder directors will each contribute to the Corporation the equivalent of up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 shares each. Consummation of this transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from various agencies in the Indian government, approval of any EDC modification of debt to Caraco, and negotiation and execution of definitive documents. Negotiations are continuing at this time.

    If the completion of the agreement with Sun Pharma does not occur and the Corporation does not receive the anticipated equity capital, it is expected that the Corporation would immediately commence bankruptcy proceedings pursuant to Chapter 7 of the Federal Bankruptcy Code of 1978, as amended.

2.  LOSS FROM DEFALCATION

    During the year ended December 31, 1994, the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller, a son of the Corporation's former Chairman Emeritus. The misappropriations occurred during the period from January through June of 1994. The Corporation's former Chairman Emeritus reimbursed the Corporation the $514,000. In connection with this matter, approximately $56,000 in certain legal and other expenses incurred by the Corporation in conducting an investigation into this matter were paid directly by the former Chairman Emeritus from his personal funds.

    The Corporation has made filings about this matter with the Securities and Exchange Commission (SEC). The SEC is currently conducting an investigation into the matter. On November 1, 1996, the Corporation, through its legal counsel, was notified by the SEC that its Enforcement Division has tentatively decided not to recommend that the commission authorize an enforcement action against the Corporation. The SEC further advised that it nevertheless was possible that an action against the Corporation may ultimately result from the investigation. The SEC's investigation had revealed that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the 1993 defalcation had totaled at least an additional $300,000. It is also possible that the Commission might institute an enforcement proceeding against one or more former employee(s) of the Corporation who are no longer associated with the Corporation.

3.  SHORT-TERM DEMAND NOTES

    The Corporation has borrowed an additional $1,085,000 during the period ending March 31, 1997 from two (2) shareholder directors and Sun Pharma. The notes accrue interest at 10%, are secured by specific assets of the Corporation and are due on demand or on the one year anniversary of the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Sales

            Net sales for the periods ended March 31, 1997 and 1996 were $256,588 and $450,342, respectively. The decrease of 43% in sales is directly attributable to market conditions, which forced the Corporation to lower the price of Nifedipine to remain competitive. It is anticipated that the current depressed level of sales will continue for the indefinite future.

            The Corporation also anticipates increased sales volume from three
            (3) ANDAs currently in various stages of the FDA approval process. The first of these ANDAs, which was approved December 1996, is expected to contribute sales in the second quarter of 1997. The Corporation continues to search for strategic alternatives to improve its financial condition and product line.

            Cost of Sales

            Cost of sales for the periods ended March 31, 1997 and 1996 were $419,791 or 163.6% of sales and $508,163 or 112.8% of sales, respectively. The increased percentage in cost of sales was a direct result of significantly lower sales and manufacturing volumes due to the Corporation's inability to purchase raw materials and bulk product from its suppliers leaving the Corporation unable to maintain adequate levels of customer service. As a result, sales were not adequate to absorb the Corporation's fixed production costs.

            General and Administrative

            Selling, general and administrative expenses for the periods ended March 31, 1997 and 1996 were $412,960 and $527,494, respectively.
            The decrease of 22% is directly related to the Corporation's cost containment program implemented in 1995 in response to the Corporation's losses and industry trends. The Corporation continues to implement measures to further reduce costs and improve operating efficiencies. In addition, a wage and hiring freeze has continued during the current period which has resulted in an approximate 30% reduction in the Corporation's employees.

            Research and Development

            Product development expenses for the periods ended March 31, 1997 and 1996 were $371,962 and $458,074, respectively, demonstrating Caraco's continued commitment to new product development as a means to increase and diversify its product offering despite the Corporation's current financial condition. The Corporation plans to continue to expand product development activities as its resources permit as it believes such efforts are vital to expanding the Corporation's product line and generating future products. In December 1996, the Corporation was notified of an ANDA approval for a product submitted to the FDA. This product is now in the early stages of market development. While there can be no guarantee the Corporation anticipates FDA approval of an additional two products in 1997.

            Results of Operations

            Operating losses for the periods ended March 31, 1997 and 1996 were $1,155,602 and $1,205,068, respectively. The operating loss is directly related to net sales which were inadequate to absorb the fixed costs of the Corporation's operational expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            A number of uncertainties exist that may influence the Corporation's future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, the Corporation's success in developing and market acceptance of new products, manufacturing performance, availability and price fluctuations of raw materials, FDA regulations and other factors.

            Interest Expense

            Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $207,477 and $164,527 for the periods ended March 31, 1997 and 1996, respectively. The increase in interest expense relates to short-term loans from three (3) shareholder directors and Sun Pharma used to finance the Corporation's short-term cash requirements.

            Liquidity and Capital Resources

            At March 31, 1997, the Corporation's working capital deficit was $12,581,637. The deficit in working capital is directly attributed to the Corporation's continued losses from operations and the reclassification of the entire EDC loan as current, resulting from being in technical default. The Corporation is negotiating with the EDC to modify the terms of the loan and bring it current.

            Management estimates that, at its currently planned and anticipated level of operations, the Corporation will experience continued operating losses in 1997, and accordingly, will require approximately $7,500,000 of additional funds to execute its business expansion plan and fund continuing operations on a going forward basis.

            The Corporation has no material commitments for capital expenditures.

            On July 11, 1996, the Corporation and an Indian specialty company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") announced that they had signed two non-binding letters of intent pursuant to which Sun Parma would make an initial investment in Caraco common stock and sell it certain rights for a number of generic pharmaceutical products. As revised in the most recent proposal, it is contemplated that (a) Sun Pharma will invest $7,500,000 to be received by the Corporation over a period of one year in four installments, (b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product and (c) two current Caraco shareholder directors will each contribute to the Corporation up to $500,000 in cash or common stock of Caraco, not to exceed 250,000 shares. The price will be determined at the midpoint of the bid and ask price at the closing on the day of contribution. This transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance of various agencies in the Indian government, approval of any EDC modification of debt to the Corporation, and negotiation and execution of definitive documents. Negotiations are ongoing at this time.

            If the completion of the agreement with Sun Pharma does not occur and the Corporation does not receive the anticipated equity capital, it is expected that the Corporation would immediately commence bankruptcy proceedings pursuant to Chapter 7 of the Federal Bankruptcy Code of 1978, as amended.

            There is no assurance that the foregoing funds will be made available to the Corporation timely or on financially satisfactory terms; or that any of the Corporation's ANDAs will be approved by the FDA within time parameters anticipated by management or at all, or that the Corporation will be able to manufacture in commercial quantities and sell profitably any product resulting from FDA approval of an ANDA filed by the Corporation. To the extent that capital requirements should exceed available capital, the Corporation will be required to reduce its research and development activity, reduce personnel and delay capital expenditures while continuing to seek alternative sources of financing for its business. There is no assurance that alternative sources of financing will be available.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations. The Corporation is currently in default on its loan from the Economic Development Corporation of Detroit ("EDC"), and is negotiating with the EDC to modify the terms of the Loan. The EDC made a proposal to the Corporation which terminated on March 17, 1997 and was subject to various conditions which the Corporation could not satisfy. Among other things, the proposal included a deferral of payments on the loan for the period March 1996 through January 1999 designed to aid the Corporation in achieving adequate cash flow during the next few years to assure Caraco's ability to both fund its current operations and continue to develop products into the marketplace. Monthly payments were to resume in February 1999 or sooner should the Corporation reach profitability levels of $750,000 in any quarter through March 31, 1998 and a level of $500,000 in the quarters ended June 30, 1998 and September 30, 1998. When payments were to be resumed, they would include a portion of the deferral which would be apportioned over the remaining term of the Loan. Among other conditions, the offer was dependent on the Corporation entering into definitive agreements with Sun Pharmaceutical Industries Ltd., an Indian based company ("Sun Pharma"), for the contribution by Sun Pharma of $7.5 million in equity to the Corporation and on the sale by Sun Pharma to the Corporation of up to five ANDA products each year for five consecutive years. The Corporation is continuing to negotiate with the EDC, however, there is no assurance that a modification agreement between the EDC and the Corporation will be consummated or will be consummated pursuant to the terms of the above referenced proposal. If no agreement is consummated, the EDC may exercise all of the remedies available to it including foreclosure on the Corporation's operating facility and certain equipment.

            Sun Pharma and the Corporation entered into two non-binding letters of intents in July 1996 pursuant to which Sun Pharma would make an initial cash investment in Caraco Common Stock and pursuant to which Sun Pharma would sell Caraco up to 25 generic pharmaceutical products for shares of Caraco Common Stock. Sun Pharma and the Corporation are currently negotiating proposed agreements which, among other things, would provide that Sun Pharma invest $7,500,000 over a period of one year in four installments and that Sun Pharma sell up to 25 generic pharmaceutical products (either ANDA's or DESI's with three (3) DESI's equal to one (1) ANDA) over a period of 60 months in exchange for 544,000 shares of Common Stock for each ANDA and 181,133 for each DESI. The proposed agreement is conditioned, among other things, on two current shareholder directors contributing an aggregate of $1,000,000 in cash or Caraco Common Stock (up to a maximum of an aggregate of 500,000 shares of Caraco Common Stock), approval from Indian governmental agencies, approval of any EDC modification of the loan to Caraco, and the execution of definitive agreements.

            On April 21, 1997 Sun Pharma received approval, conditional upon completion of the EDC agreement, to proceed with the transaction from the Reserve Bank of India (the "RBI"). Once the agreement has been completed with the EDC, Sun Pharma will provide the RBI with the final documents at which time Sun Pharma should receive final approval to execute the definitive agreements.

            There is no assurance that agreements between Sun Pharma and the Corporation will be consummated or will be consummated pursuant to the terms of the above referenced proposals. If no agreements are consummated, it is anticipated that the Corporation could immediately commence bankruptcy proceedings under Chapter 7 of the Federal Bankruptcy Code of 1978, as amended.

ITEM 6.     EXHIBITS AND REPORTS

    a. The following exhibit is filed as part of this report and is attached hereto:

            EXHIBIT 27 - Financial Data Schedule


    b.      There were no Form 8-K's filed during the first quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CARACO PHARMACEUTICAL LABORATORIES, LTD.


                           By: /s/ Allan J. Hammer
                              --------------------------------------
                              Allan J. Hammer
                              Chief Financial Officer (Principal
                               Accounting Officer and a duly
                               authorized signatory of the Company)




DATED:  May 14, 1997

                                 EXHIBIT INDEX



EXHIBIT TABLE
   NUMBER                  EXHIBIT                           PAGE
-----------------------------------------------------------------

     27              Financial Data Schedule                 14