Form 10QSB
period 1997-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1997-08-14
CIK 887708

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes [X] No [ ]


Common Stock outstanding at August 10, 1997:  7,842,106 shares



The Exhibit Index is located on page  15
The total number of pages is 17

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                           BALANCE SHEET (UNAUDITED)

                                 JUNE 30, 1997





                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.........................$    61,470
  Accounts receivable, net of allowance of $30,000..    155,005
  Inventories.......................................    387,160
  Prepaid expenses and deposits.....................     93,448
                                                    -----------
TOTAL CURRENT ASSETS................................    697,083
                                                    -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land..............................................    197,305
  Building and improvements.........................  6,682,724
  Equipment.........................................  3,573,278
  Furniture and fixtures............................    156,909
                                                    -----------
  Total............................................. 10,610,216
  Less accumulated depreciation.....................  2,501,540
                                                    -----------
PROPERTY, PLANT AND EQUIPMENT, NET..................  8,108,676
                                                    -----------
MARKETABLE SECURITIES...............................     34,174
                                                    -----------
TOTAL ASSETS........................................$ 8,839,933
                                                    ===========

See accompanying notes.


           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable.......................................     $ 1,564,877
  Short-term demand notes (Notes 3 and 4)................       2,690,000
  Current portion of long-term debt (Note 4).............       8,880,000
  Accrued expenses:
    Interest.............................................         978,528
    Other................................................         179,870
                                                              -----------
TOTAL LIABILITIES........................................      14,293,275
                                                              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT....................................
  Preferred stock - no par value; authorized 5,000,000 shares;
    issued and outstanding, 285,714 Series A shares......       1,000,000
  Common stock, no par value, authorized 20,000,000 shares;
    issued and outstanding, 7,842,106 shares.............      19,646,974
  Accumulated deficit....................................     (26,100,316)
                                                              -----------
TOTAL STOCKHOLDERS' DEFICIT..............................      (5,453,342)
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT..............     $ 8,839,933
                                                              ===========

See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                      STATEMENTS OF OPERATIONS (UNAUDITED)





                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                  ------------------------------  ----------------------------
                                     1 9 9 7         1 9 9 6         1 9 9 7        1 9 9 6
                                    ---------       ---------       ---------      ---------
NET SALES                           $   171,830     $   258,339    $   428,418    $   708,681
Cost of goods sold                      329,332         402,476        749,123        910,639
                                    -----------     -----------    -----------    -----------
GROSS LOSS                             (157,502)       (144,137)      (320,705)      (201,958)
                                    -----------     -----------    -----------    -----------
Selling, general and
 administrative expenses                436,977         551,625        849,937      1,079,119
Research and development costs          349,652         413,621        721,614        871,695
                                    -----------     -----------    -----------    -----------
OPERATING LOSS                         (944,131)     (1,109,383)    (1,892,256)    (2,152,772)
                                    -----------     -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income                             -           3,674              -          5,499
  Interest expense                     (218,920)       (164,241)      (426,397)      (328,768)
  Other                                 (20,367)              -        (20,367)         1,023
                                    -----------     -----------    -----------    -----------
OTHER EXPENSE - NET                    (239,287)       (160,567)      (446,764)      (322,246)
                                    -----------     -----------    -----------    -----------
NET LOSS                            $(1,183,418)    $(1,269,950)   $(2,339,020)   $(2,475,018)
                                    ===========     ===========    ===========    ===========
Net loss per common share           $      (.15)    $      (.16)   $      (.30)   $      (.34)
                                    ===========     ===========    ===========    ===========
Weighted average number of
  common shares outstanding           7,842,106       7,735,665      7,842,106      7,342,336
                                    ===========     ===========    ===========    ===========



See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996




                                             PREFERRED STOCK                        COMMON STOCK            SUBSCRIPTION
                                ------------------------------------------  ----------------------------     RECEIVABLE
                                           SHARES        AMOUNT                 SHARES        AMOUNT        ------------
                                           ------        ------                 ------        ------
BALANCE AT DECEMBER 31, 1995               285,714      $1,000,000              6,855,807     $17,545,401     $(14,087)
ISSUANCE OF COMMON STOCK
  (UNAUDITED)                                   --              --                986,299       2,101,573           --
NET LOSS (UNAUDITED)                            --              --                     --              --           --
                                           -------      ----------              ---------     -----------     --------
BALANCE AT JUNE 30, 1996
  (UNAUDITED)                              285,714      $1,000,000              7,842,106     $19,646,974     $(14,087)
                                           =======      ==========              =========     ===========     ========
                                                      UNREALIZED LOSS ON
                                                         MARKETABLE
                                     DEFICIT             SECURITIES            TOTAL
                                -----------------  ----------------------  -------------
BALANCE AT DECEMBER 31, 1995        $(18,232,364)        $(160,924)          $  138,026
ISSUANCE OF COMMON STOCK
  (UNAUDITED)                                 --                --            2,101,573
NET LOSS (UNAUDITED)                  (2,475,018)               --           (2,475,018)
                                    ------------         ---------           ----------
BALANCE AT JUNE 30, 1996
  (UNAUDITED)                       $(20,707,382)        $(160,924)          $ (235,417)
                                    ============         =========           ==========
                                                           PREFERRED STOCK                 COMMON STOCK
                                                     ----------------------------  -----------------------------
                                                         SHARES       AMOUNT           SHARES        AMOUNT
                                                         ------       ------           ------        ------
BALANCE AT DECEMBER 31, 1996                             285,714      $1,000,000       7,842,106     $19,646,974
Preferred dividend (unaudited)                                --              --              --              --
Receipt of common stock subscription
 receivable (unaudited)                                       --              --              --              --
NET LOSS (UNAUDITED)                                          --              --              --              --
                                                         -------      ----------       ---------     -----------
BALANCE AT JUNE 30, 1997 (UNAUDITED)                     285,714      $1,000,000       7,842,106     $19,646,974
                                                         =======      ==========       =========     ===========


                                                          SUBSCRIPTION         ACCUMULATED
                                                           RECEIVABLE            DEFICIT                   TOTAL
                                                          -------------        --------------           -------------
BALANCE AT DECEMBER 31, 1996                               $(14087)             $(23,731,296)            $(3,098,409)
Preferred dividend (unaudited)                                  --                   (30,000)                (30,000)
Receipt of common stock subscription
 receivable (unaudited)                                     14,087                        --                  14,087
NET LOSS (UNAUDITED)                                            --                (2,339,020)             (2,339,020)
                                                           -------              -------------            -----------
BALANCE AT JUNE 30, 1997 (UNAUDITED)                       $    --              $(26,100,316)            $(5,453,342)
                                                           =======              =============            ===========

SEE ACCOMPANYING NOTES.

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.

                    STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                        SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------
                                                          1 9 9 7        1 9 9 6
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(2,339,020)   $(2,475,018)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                              243,900        256,200
  Changes in operating assets and liabilities
   which provided (used) cash:
   Accounts receivable                                      (57,664)       204,357
   Inventories                                              (96,895)        74,003
   Prepaid expenses and deposits                            110,169        (79,477)
   Accounts payable                                           3,117        (71,932)
   Accrued expenses                                         387,923        120,771
                                                        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                    (1,748,470)    (1,971,096)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plan and equipment                   (2,394)       (56,539)
 Proceeds from sale of marketable securities                 61,913              -
                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          59,519        (56,539)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                           -      2,101,573
 Repayments of long-term debt                                     -       (120,000)
 Net short-term borrowings                                1,735,000              -
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,735,000      1,981,573
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                        46,049        (46,062)
Cash and cash equivalents, beginning of period               15,421        332,264
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $    61,470    $   286,202
                                                        ===========    ===========
Supplemental disclosures of cash flows information:
Cash paid for interest                                  $       451    $   164,241
                                                        ===========    ===========

See accompanying notes.

1.    BASIS OF PRESENTATION

      The balance sheet as of June 30, 1997 and the related statements of operations, stockholders deficit and cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of only normal recurring items. Interim results are not necessarily indicative of results for the full year.

      The financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.

      The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 1996 Caraco Pharmaceutical Laboratories, Ltd. Annual Report on Form 10-KSB.

      The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of June 30, 1997, stockholders' deficit of $5,453,342 and working capital deficit of $13,596,192. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These and other factors, including being in default of the debt agreement with the Economic Development Corporation (EDC) of the City of Detroit (see Note 4), raise substantial doubt about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

      Management's plans with regard to these matters include:

        * An attempt to raise up to $7,500,000 in gross proceeds from the sale of its common stock (see below). If the Corporation is unable to raise approximately $7,500,000 it may have an adverse effect on the Corporation's ability to execute its business plan through 1997. There can be no assurance that adequate capital can be obtained.

        * Continued development of strategic alliances with other drug manufacturers whereby the Corporation will, subject to approval of ANDA's, manufacture on behalf of the participating entity for a fee (cash or common shares - see below) or, manufacture on its own behalf and pay the participating entity a royalty based on sales.

      On July 11, 1996, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") announced that they had signed two non-binding letters of intent pursuant to which Sun Pharma would make an initial investment in Caraco common stock and sell it certain rights for a number of generic pharmaceuticals products. As revised in the most recent proposal, it is contemplated that a) in exchange for 5,300,000 shares of Caraco common stock Sun Pharma will invest $7,500,000 to be received by the Corporation over a period of one year in four installments, b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product and c) two current Caraco shareholder directors will each contribute to the Corporation the equivalent of up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 shares each. Consummation of this transaction is subject to certain conditions, including completion of Sun Pharma's due diligence, clearance from various agencies in the Indian government, approval of any EDC modification of debt to Caraco (see Note 4), and negotiation and execution of definitive documents. Negotiations are continuing at this time.

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

3.    SHORT-TERM DEMAND NOTES

      The Corporation has borrowed an additional $1,800,000 during the period January 1, 1997 through June 30, 1997 from two (2) shareholder directors and Sun Pharma. The notes accrue interest at 10%, are secured by specific assets of the Corporation and are due on demand or on the one year anniversary of the closing date.

4.    SUBSEQUENT EVENTS

      On August 5, 1997 the Corporation entered into an agreement with the EDC to modify certain terms and conditions related to the $8,880,000 debt presently in default. In general, the agreement provides for the deferral of scheduled principal and interest payments until February 1999, at which time such payments will commence in accordance with the terms of the agreement. In turn the EDC obtains additional collateral as security for the debt.

      Short-term demand notes of approximately $2,000,000 are in the process of being restructured. The revised terms currently provide for the principal to be due August 1, 1999 with interest at 10% to be prepaid in exchange for an equivalent number of shares of common stock of the Corporation at $1.50 per share.

      Subsequent to June 30, 1997, Sun Pharma loaned the Corporation an
      additional $650,000.    A portion of this debt along with previous loans
      of $500,000 are expected to be converted to equity during the quarter ended September 30, 1997.

      All of the above transactions will take effect only upon the consummation of the proposed transaction between the Corporation and Sun Pharma as discussed in Note 1.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Sales

         Net sales for the periods ended June 30, 1997 and 1996 were $171,830 and $258,339, respectively. The decrease of 33% in sales is directly attributable to the current generic pharmaceutical market conditions, which forced the Corporation to lower the price of its products to remain competitive. It is anticipated that the current depressed level of sales will continue for the indefinite future due to the Corporation's limited product base.

         The Corporation anticipates increased sales volume from three (3) ANDAs currently in various stages of the FDA approval process. The first two of these ANDAs, Metoprolol Tartrate and Paraomoycin Sulfate, which were approved in December 1996 and June 1997, respectively, are expected to contribute sales by the end of 1997. The Corporation continues to pursue logical extensions of its current product line as well as search for strategic alternatives to improve its financial condition and top line growth.

         Cost of Sales

         Cost of sales for the periods ended June 30, 1997 and 1996 were $329,332 or 191.6% of sales and $402,476 or 155.8% of sales, respectively. The increased percentage in cost of sales was a result of the Corporation's inability to purchase raw materials and bulk product from its suppliers at favorable economic quantity and price. Due to inadequate capital funds, the Corporation was unable to maintain adequate levels of production and as a result, was not able to absorb the Corporation's fixed production costs.

         General and Administrative

         Selling, general and administrative expenses for the periods ended June 30, 1997 and 1996 were $436,977 and $551,625, respectively. The decease of 21% is primarily related to the Corporation's cost containment program implemented in 1995 in response to the Corporation's losses and industry trends.

         The Corporation continues to implement measures to further reduce costs and improve operating efficiencies. In addition, a salary reduction of management and officers of 15% and 25% respectively was implemented during the six months ended June 30, 1997 and there has been a 30% reduction in the Corporation's employees.

         Research and Development

         Product development expenses for the periods ended June 30, 1997 and 1996 were $349,652 and $413,621, respectively, demonstrating Caraco's continued commitment to new product development as a means to increase and diversify its product offering despite the Corporation's current financial condition. The Corporation plans to continue to expand product development activities as its resources permit as it believes such efforts are vital to expanding the Corporation's product line and generating future products. In December 1996 and June 1997, the Corporation was notified of ANDA approvals on Metoprolol Tartrate and Paromomycin Sulfate. These products are now in product validation and the early stages of market development. While there can be no guarantee, the Corporation anticipates FDA approval for an additional ANDA in 1997.

         Results of Operations

         Operating losses for the periods ended June 30, 1997 and 1996 were $1,183,418 and $1,269,950, respectively. The operating losses are directly related to net sales which were inadequate to absorb the fixed costs of the Corporation's operational expenses. A number of uncertainties exist that may influence the Corporation's future operating results. These uncertainties include general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to intensified generic drug competition, the Corporation's success in developing and marketing new products, manufacturing performance, availability and price fluctuations of raw materials, FDA regulations and other factors. These competitive pressures as well as costs required to comply with FDA and CGMP requirements will effect the Corporation's ability to reach profitability.

         Interest Expense

         Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $218,920 and $164,241 for the periods ended June 30, 1997 and 1996, respectively. The increase in interest expense relates to an increase in short-term loans from three (3) shareholder directors and Sun Pharma used to finance the Corporation's short-term cash requirements during ongoing negotiations with the Economic Development Corporation of Detroit and Sun Pharmaceuticals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Liquidity and Capital Resources

         At June 30, 1997, the Corporation's working capital deficit was $13,596,192. The deficit in working capital is directly attributed to the Corporation's continued losses from operations and the classification of the entire EDC loan as current, resulting from being in default.

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

         There is no assurance that the foregoing funds will be made available to the Corporation timely or on financially satisfactory terms; or that any of the Corporation's ANDAs will be approved by the FDA within time parameters anticipated by management or at all, or that the Corporation will be able to manufacture in commercial quantities and sell profitably any product resulting from FDA approval of an ANDA filed by the Corporation. To the extent that capital requirements should exceed available capital, the Corporation will be required to reduce its research and development activity, further reduce personnel and delay capital expenditures while continuing to seek alternative sources of financing for its business. There is no assurance that alternative sources of financing will be available.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 2.  CHANGES IN SECURITIES

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Annual Meeting of Shareholders (the "Meeting") of Caraco
Pharmaceutical Laboratories, LTD. was held on June 25, 1997 at Detroit, Michigan. Matters voted on at the Meeting and the votes cast for, against or abstained were as follows:


A.   Election of Directors
     ---------------------


                                 Votes For       Votes Withheld
                                 ---------       --------------

     Jay F. Joliat               4,146,972          1,456,123
     William R. Hurd             4,136,747          1,466,348


     Approval of increase of the number of shares authorized to be issued under the 1993 Stock Option Plan


     Votes For                   Votes Against   Votes Abstained
     ---------                   -------------   ---------------

     5,437,429                   199,037            22,325


     Approval of Amendment to the Corporation's Amended and Restated Articles of Incorporation increasing authorized common shares from 20,000,000 to 30,000,000.



     Votes For                   Votes Against   Votes Abstained
     ---------                   -------------   ---------------

     5,437,429                   149,471            16,195

ITEM 5.  OTHER INFORMATION

     At a meeting on June 25, 1997 the Board of Directors unanimously adopted resolutions reorganizing and reconstituting membership in the standing committees of the Board of Directors as follows:



          Name of Committee                         Members Appointed
          -----------------                         -----------------

          Audit                                     David W. Adamany
                                                    David A. Hagelstein
                                                    John R. Morris

          Compensation                              David W. Adamany
                                                    Cara J. Curry
                                                    David A. Hagelstein

          Finance                                   Cara J. Curry
                                                    Jay F. Joliat
                                                    Phyllis Harrison-Ross

          Executive                                 William R. Hurd
                                                    Jay F. Joliat
                                                    John R. Morris


     On July 9, 1997 Caraco announced that it had received conditional approval from the EDC and the City Council of Detroit for the deferment of Caraco's present HUD mortgage loan administered through the EDC. The agreement allows Caraco to postpone payments until February 1999 or sooner if Caraco reaches certain profitability levels (see EXHIBIT 99).

     On August 5, 1997 the corporation entered into an agreement with the EDC to modify certain terms and conditions related to the $8,880,000 debt presently in default. In general, the agreement provides for the deferral of scheduled principal and interest payments until February 1999, at which time such payments will commence in accordance with the terms of the agreement. In turn the EDC obtains additional collateral as security for the debt.

     Short-term demand notes of approximately $2,000,000 are in the process of being restructured. The revised terms currently provide for the principal to be due August 1, 1999 with interest at 10% to be prepaid in exchange for an equivalent number of shares of common stock of the Corporation at $1.50 per share.

     Subsequent to June 30, 1997, Sun Pharma loaned the Corporation an additional $650,000. A portion of this debt along with previous loans of $500,000 are expected to be converted to equity during the quarter ended September 30, 1997.

     All of the above transactions will take effect only upon the consummation of the proposed transaction between the corporation and Sun Pharma as discussed in Note 1 of the financials.

ITEM 6.     EXHIBITS AND REPORTS

       a. The following exhibit is filed as part of this report and is attached hereto:

                       EXHIBIT 27 - Financial Data Schedule


       b. There were no Form 8-K's filed during the second quarter of 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.

                  By:/s/Allan J. Hammer
                     ----------------------------------
                     Allan J. Hammer
                     Chief Financial Officer (Principal
                      Accounting Officer and a duly
                      authorized signatory of the Company)


DATED:  August 13, 1997

                                 EXHIBIT INDEX



EXHIBIT TABLE
     NUMBER                                   EXHIBIT                   PAGE
--------------------------------------------------------------------------------


     27                 Financial Data Schedule

     99                 Press Release dated July 9, 1997