Form 10QSB
period 1997-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1997-11-14
CIK 887708

                            Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                          Commission File No. 0-24676

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
            (Exact name of registrant as specified in its charter.)


      MICHIGAN                                                   38-2505723
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization.)                              Identification No.)


1150 ELIJAH MC COY DRIVE, DETROIT, MICHIGAN
(Address of principal executive offices.)

Registrant's telephone number, including area code:   (313) 871-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No  [ ]

Common stock outstanding at November 10, 1997: 13,151,506 shares


The Exhibit Index is located on Page 15.
The total number of pages is 14.

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.

                           BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 1997





                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................... $  357,555
  Accounts receivable, net of allowance of $30,000...     73,416
  Inventories........................................    488,894
  Prepaid expenses and deposits......................    253,084
                                                      ----------

TOTAL CURRENT ASSETS.................................  1,172,949
                                                      ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land...............................................    197,305
  Building and improvements..........................  6,682,725
  Equipment..........................................  3,569,995
  Furniture and fixtures.............................    156,908
                                                      ----------
  Total.............................................. 10,606,933
  Less accumulated depreciation......................  2,614,625
                                                      ----------
PROPERTY, PLANT AND EQUIPMENT, NET...................  7,992,308
                                                      ----------

TOTAL ASSETS......................................... $9,165,257
                                                      ==========



See accompanying notes.



           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable............................................ $ 1,257,054
  Accrued expenses:                                                151,621
                                                               -----------
    Total current liabilities.................................   1,408,675

  Long-term demand notes (Note 3).............................   2,040,000
  Long-term mortgage note (Note 4)............................   8,880,000
  Accrued interest - long-term................................   1,176,033
                                                               -----------

TOTAL LONG-TERM LIABILITIES...................................  12,096,033
                                                               -----------
TOTAL LIABILITIES.............................................  13,504,708
                                                               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - no par value; authorized 5,000,000 shares;
   issued and outstanding, 285,714 Series A shares............   1,000,000
  Common stock, no par value, authorized 20,000,000 shares;
   13,151,506 shares issued and outstanding...................  27,296,974
  Stock subscription receivable...............................  (5,500,000)
  Accumulated deficit......................................... (27,136,425)
                                                               -----------
TOTAL STOCKHOLDERS' DEFICIT...................................  (4,339,451)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT................... $ 9,165,257
                                                               ===========



See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                      STATEMENTS OF OPERATIONS (UNAUDITED)






                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                          -------------               -------------
                                        1997         1996          1997         1996
                                        ----         ----          ----         ----
Net sales........................  $   158,394   $   337,326   $   586,812   $ 1,046,007

Cost of goods sold...............      371,780       420,802     1,020,903     1,331,441
                                   -----------   -----------   -----------   -----------
GROSS LOSS FROM SALES............     (213,386)      (83,476)     (534,091)     (285,434)

Selling, general and
 administrative expenses.........      309,176       460,565     1,159,113     1,539,684
Research and development costs...      307,142       608,807     1,028,756     1,480,502
                                   -----------   -----------   -----------   -----------
OPERATING LOSS...................     (829,704)   (1,152,848)   (2,721,960)   (3,305,620)
                                   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income.................        3,863           774         3,263         6,273
 Interest expense................     (202,173)     (169,907)     (628,570)     (498,675)
 Other...........................        6,905             -       (13,462)        1,023
                                   -----------   -----------   -----------   -----------
OTHER EXPENSE - NET..............     (191,405)     (169,133)     (638,169)     (491,379)
                                   -----------   -----------   -----------   -----------
NET LOSS.........................  $(1,021,109)  $(1,321,981)  $(3,360,129)  $(3,796,999)
                                   ===========   ===========   ===========   ===========
Net loss per common share........  $     (0.10)  $     (0.17)  $     (0.39)  $     (0.50)
                                   ===========   ===========   ===========   ===========
Weighted average number of
 common shares outstanding.......   10,119,732     7,900,856     8,604,106     7,536,731
                                   ===========   ===========   ===========   ===========

See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996






                                                        PREFERRED STOCK               COMMON STOCK
                                                        ---------------               ------------
                                                   SHARES         AMOUNT          SHARES         AMOUNT
                                                   ------         ------          ------         ------
Balance at December 31, 1995....................   285,714      $1,000,000       6,855,807     $17,545,401
Issuance of common stock
  (unaudited)...................................        --              --         986,299       2,101,573
Net loss (unaudited)............................        --              --              --              --
                                                   -------      ----------       ---------     -----------
Balance at September 30, 1996
  (unaudited)...................................   285,714      $1,000,000       7,842,106     $19,646,974
                                                   -------      ----------       ---------     -----------


                                                             PREFERRED STOCK                 COMMON STOCK
                                                             ---------------                 ------------
                                                           SHARES        AMOUNT           SHARES         AMOUNT
                                                           ------        ------           ------         ------
Balance at December 31, 1996.............................  285,714      $1,000,000       7,842,106     $19,646,974

Preferred dividend (unaudited)...........................       --              --              --              --

Receipt of common stock subscription
  receivable (unaudited).................................       --              --              --              --

Issuance of common stock (unaudited).....................       --              --       5,309,400       7,650,000

Net loss (unaudited).....................................       --              --              --              --
                                                           -------      ----------      ----------     -----------
Balance at September 30, 1997 (unaudited)................  285,714      $1,000,000      13,151,506     $27,296,974
                                                          ========      ==========      ==========     ===========

                                                                        UNREALIZED LOSS ON
                                     SUBSCRIPTION                           MARKETABLE
                                      RECEIVABLE        DEFICIT             SECURITIES          TOTAL
                                      ----------        -------             ----------          -----
Balance at December 31, 1995........     $(14,087)     $(18,232,364)        $(160,924)     $   138,026
Issuance of common stock
  (unaudited).......................           --                --                --        2,101,573
Net loss (unaudited)................           --        (3,796,999)               --       (3,796,999)
                                         --------      ------------         ---------      -----------
Balance at September 30, 1996
  (unaudited).......................     $(14,087)     $(22,029,363)        $(160,924)     $(1,557,400)
                                         ========      ============         =========      ===========

                                                        SUBSCRIPTION          ACCUMULATED
                                                         RECEIVABLE             DEFICIT              TOTAL
                                                         ----------             -------              -----
Balance at December 31, 1996........................  $   (14,087)           $(23,731,296)        $(3,098,409)

Preferred dividend (unaudited)......................           --                 (45,000)            (45,000)

Receipt of common stock subscription
 receivable (unaudited).............................       14,087                      --              14,087

Issuance of common stock (unaudited)................   (5,500,000)                     --           2,150,000

Net loss (unaudited)................................           --              (3,360,129)         (3,360,129)
                                                      -----------            ------------         -----------
Balance at September 30, 1997 (unaudited)...........  $(5,500,000)           $(27,136,425)        $(4,339,451)
                                                      ===========            ============         ===========


See accompanying notes.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               ------------
                                                           1997           1996
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................. $(3,360,129)  $(3,796,999)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation...........................................     365,850       384,300
   Changes in operating assets and liabilities
    which provided (used) cash:
     Accounts receivable..................................      23,925       361,165
     Inventories..........................................    (198,629)       42,637
     Prepaid expenses and deposits........................     (49,467)       16,820
     Accounts payable.....................................    (304,706)      442,235
     Accrued expenses.....................................     587,179       187,650
                                                           -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES.....................  (2,935,977)   (2,362,192)
                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...............      (7,976)      (64,539)
 Proceeds from sale of marketable securities..............      82,000             -
                                                           -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......      74,024       (64,539)
                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock...................   2,119,087     2,101,573
 Repayments of long-term debt.............................           -      (120,000)
 Net short-term borrowings................................   1,085,000       300,000
                                                           -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................   3,204,087     2,281,573
                                                           -----------   -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.....................................     342,134      (145,158)
Cash and cash equivalents, beginning of period............      15,421       332,264
                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $   357,555   $   187,106
                                                           ===========   ===========
Supplemental disclosures of cash flows information:
Cash paid for interest.................................... $       451   $   164,966
                                                           ===========   ===========

See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




1.    BASIS OF PRESENTATION

      The balance sheet as of September 30, 1997 and the related statements of operations, stockholders deficit and cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

      The financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

      The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of September 30, 1997, stockholders' deficit of $4,339,451 and working capital deficit of $235,726. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

      In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") completed an agreement whereby (a) in exchange for 5,300,000 shares of Caraco common stock Sun Pharma will invest $7,500,000 to be received by the Corporation over a period of approximately two years in four installments, (b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product, (c) two current Caraco shareholder directors will each contribute to the Corporation the equivalent of up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 shares each, and (d) Sun Pharma will appoint four members to the Caraco Board of Directors, bringing the total membership to nine.

      On August 23, 1997 the Corporation issued 1,413,333 shares of common stock to Sun Pharma upon the receipt of $2,000,000 in cash which represents the first of the four installments described above.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




2.    LOSS FROM DEFALCATION

      During the year ended December 31, 1994, the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller and his brother, both sons of the Corporation's former Chairman Emeritus. The misappropriations occurred during the period from January through June of 1994. The Corporation's former Chairman Emeritus reimbursed the Corporation the $514,000. In connection with this matter, approximately $56,000 in certain legal and other expenses incurred by the Corporation in conducting an investigation into this matter were paid directly by the former Chairman Emeritus from his personal funds.

      The Corporation has made filings concerning this matter with the
      Securities and Exchange Commission (SEC).   On November 1, 1996, the
      Corporation, through its legal counsel, was notified by the SEC that its Enforcement Division has tentatively decided not to recommend that the Commission authorize an enforcement action against the Corporation. The SEC further advised that it nevertheless was possible that an action against the Corporation may ultimately result from the investigation.
      The SEC's investigation had revealed that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the 1993 defalcation had totaled at least an additional $300,000. On September 4, 1997, the SEC instituted a civil complaint proceeding against the Corporation's former controller and his brother, neither of whom have been associated with the Corporation since June of 1994.


3.    SHORT-TERM DEMAND NOTES

      On September 15, 1997, short-term demand notes of $2,040,000 were restructured. The Agreement provides for the principal to be due August 1, 1999 in cash or an equivalent number of common shares at $1.50 per share at the lender's discretion. Interest at 10% is to be prepaid in exchange for an equivalent number of shares of common stock of the Corporation at $1.50 per share. This agreement was approved by the Board of Directors on October 7, 1997.


4.    LONG-TERM MORTGAGE NOTE

      On August 5, 1997, the Corporation entered into an agreement with the Economic Development Corporation of Dectriot (EDC) to modify certain terms and conditions related to the $8,880,000 debt. In general, the agreement provides for the deferral of scheduled principal and interest payments until February 1999, at which time such payments will commence in accordance with the terms of the agreement. In turn the EDC obtains additional collateral as security for the debt.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Sales

        Net sales for the periods ended September 30, 1997 and 1996 were $158,394 and $337,326, respectively. The decrease of 53% in sales is directly attributable to the current generic pharmaceutical market conditions, which forced the Corporation to lower the price of its products to remain competitive. It is anticipated that the current depressed level of sales will continue for the near future due to the Corporation's limited product base, loss of customers due to the inability to continually supply product, and the period required to implement the Corporation's new marketing plan.

        The Corporation anticipates increased sales volume from three (3) ANDAs currently in various stages of the FDA approval process. The first two of these ANDAs, Metoprolol Tartrate and Paromomycin Sulfate, which were approved in December 1996 and June 1997, respectively, are expected to contribute sales in the fourth quarter of 1997. The Corporation continues to pursue logical extensions of its current product line as well as search for strategic alternatives to improve its financial condition and top line growth.

        Cost of Sales

        Cost of sales for the periods ended September 30, 1997 and 1996 were $371,780 or 235% of sales and $420,802 or 125% of sales, respectively. The increased percentage in cost of sales in 1997 was a result of the Corporation's inability to purchase raw materials and bulk product from its suppliers at favorable economic quantity and price. Due to inadequate capital funds, the Corporation was unable to maintain adequate levels of production and as a result, was not able to absorb the Corporation's fixed production costs, and meet customers supply requirements.

        General and Administrative

        Selling, general and administrative expenses for the periods ended September 30, 1997 and 1996 were $390,176 and $460,565, respectively. The decrease of 15% is primarily related to the Corporation's ongoing cost containment program implemented in 1995 in response to the Corporation's losses and industry trends.

        The Corporation continues to implement measures to further reduce costs and improve operating efficiencies. In addition, a salary reduction of 25% of certain officers was implemented January 1, 1997 and there has been a 30% reduction in the number of the Corporation's employees.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Research and Development

        Product development expenses for the periods ended September 30, 1997 and 1996 were $307,142 and $608,807, respectively, demonstrating Caraco's continued commitment to new product development as a means to increase and diversify its product offering despite the Corporation's current financial condition. As resources allow, the Corporation plans to rapidly expand product development activities as its believes such efforts are vital to expanding the Corporation's product line and generating future products. In December 1996 and June 1997, the Corporation was notified of ANDA approvals on Metoprolol Tartrate and Paromomycin Sulfate. These products have completed product validation and are presently being marketed by the Company. While there can be no guarantee, the Corporation anticipates FDA approval for two additional ANDAs in 1998.

        Results of Operations

        Operating losses for the nine month periods ended September 30, 1997 and 1996 were $829,704 and $1,152,848, respectively. The operating losses are directly related to net sales which were inadequate to absorb the fixed costs of the Corporation's operational expenses. A number of uncertainties exist that may influence the Corporation's future operating results. These uncertainties include general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to intensified generic drug competition, the Corporation's success in developing and marketing new products, manufacturing performance, availability and price fluctuations of raw materials, FDA regulations and other factors. These competitive pressures as well as costs required to comply with FDA and CGMP requirements will effect the Corporation's ability to reach profitability.

        There is no assurance that any of the Corporation's ANDAs on file will be approved by the FDA within time parameters anticipated by management or at all, or that the Corporation will be able to manufacture in commercial quantities and sell profitably any product resulting from FDA approval of an ANDA filed by the Corporation.

        Interest Expense

        Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $202,173 and $169,907 for the periods ended September 30, 1997 and 1996, respectively. The increase in interest expense relates to an increase in short-term loans from three (3) shareholder directors and Sun Pharma Global used to finance the Corporation's short-term cash requirements during negotiations with the Economic Development Corporation of Detroit and Sun Pharma which were finalized in August 1997.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources

        At September 30, 1997, the Corporation's working capital deficit was $235,726. The deficit in working capital is directly attributed to the Corporation's continued losses from operations.

        Management estimates that, at its currently planned and anticipated level of operations, the Corporation will experience continued operating losses for the remainder of 1997, and accordingly, will require significant additional funds to execute its business expansion plan and fund continuing operations on a going forward basis.

        The Corporation has no material commitments for capital expenditures.

        In August 1997, the Corporation and an Indian specialty company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby (a) Sun Pharma will invest $7,500,000 to be received by the Corporation over a period of approximately two years in four installments, (b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product, (c) two current Caraco shareholder directors will each contribute to the Corporation up to $500,000 in cash or common stock of Caraco, not to exceed 250,000 shares each, and (d) Sun Pharma will appoint four members of the Caraco Board of Directors.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 2.  CHANGES IN SECURITIES

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

        At a meeting on October 7, 1997 the Board of Directors unanimously adopted resolutions reorganizing and reconstituting the Board of Directors and membership in the standing committees of the Board of Directors as follows:

        The following were elected to the Board of Directors:

                Shantilal Shanghvi to serve until the year 2000 Dilip Shanghvi to serve until the year 2000 Sudhir Valia to serve until the year 1998 Narendra Borkar to serve until the year 1998

        Mr. Dilip Shanghvi was elected as Chairman of the Board.

        Name of Committee       Members Appointed
        -----------------       -----------------
        Executive Committee     Dilip Shanghvi
                                Narendra Borkar
                                Sudhir Valia
                                Jay Joliat
                                David Adamany

        Finance Committee       Shantilal Shanghvi
                                David Hagelstein
                                Sudhir Valia


        Audit Committee         Shantilal Shanghvi
                                Phyllis Harrison-Ross
                                David Adamany
                                Sudhir Valia

        Compensation Committee  Dilip Shanghvi
                                Sudhir Valia
                                John Morris

ITEM 6.  EXHIBITS AND REPORTS

        a. The following exhibits are filed as part of this report and are attached hereto:

        Exhibit No.
        -----------
        10.60   Stock Purchase Agreement by and
                between Caraco Pharmaceutical
                Laboratories, Ltd. and Sun
                Pharmaceutical Industries, Ltd.
                dated as April 23, 1997

        10.61   Products Agreement by and between
                Caraco Pharmaceutical
                Laboratories, Ltd. and Sun
                Pharmaceutical Industries, Ltd.
                dated as April 23, 1997

        10.62   Registration Rights Agreement
                dated as April 1997

        10.63   Stock Pledge Agreement dated
                as July 28, 1997

        10.64   Contribution Agreement dated as
                of March 27, 1997

        10.65   Addendum to Contribution Agreement
                dated as of July 27, 1997

        27      Financial Data Schedule

        b. There were two Form 8-K's filed during the third quarter of 1997:

             August 21, 1997
             October 8, 1997

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.


                        By: /s/ Allan J. Hammer
                           -------------------------------------------------
                            Allan J. Hammer
                            Chief Financial Officer (Principal
                            Accounting Officer and a duly
                            authorized signatory of the Company)


DATED:  August 13, 1997

                                EXHIBIT INDEX



 EXHIBIT TABLE
   NUMBER                  EXHIBIT                    PAGE
-----------------------------------------------------------
  10.60         Stock Purchase Agreement by and
                between Caraco Pharmaceutical
                Laboratories, Ltd. and Sun
                Pharmaceutical Industries, Ltd.
                dated as April 23, 1997

  10.61         Products Agreement by and between
                Caraco Pharmaceutical
                Laboratories, Ltd. and Sun
                Pharmaceutical Industries, Ltd.
                dated as April 23, 1997

  10.62         Registration Rights Agreement
                dated as April 1997

  10.63         Stock Pledge Agreement dated
                as July 28, 1997

  10.64         Contribution Agreement dated as
                of March 27, 1997

  10.65         Addendum to Contribution Agreement
                dated as of July 27, 1997

  27            Financial Data Schedule
