Form 10KSB
period 1997-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1998-03-31
CIK 887708

                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                  FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 0-24676
                              ---------------------

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

                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                           Common Stock, No Par Value
                        Warrants to purchase Common Stock
                                (Title of Class)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X   NO ___
                                           ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $871,573

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                   $10,974,505
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
           COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 20, 1998)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                        AS OF MARCH 20, 1998, THERE WERE
                      13,507,083 COMMON SHARES OUTSTANDING

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the 1998 definitive Proxy Statement, in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

         A generic drug is a pharmaceutical product which is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics are well accepted for substitution of brand products as they sell at a discount to the branded product's price and for their equivalence in quality and bioavailability.

         Up to 1996, a significant source of funding for the Corporation has been from private placement offerings and from the Economic Development Corporation of the City of Detroit (the "EDC"), which, pursuant to Section 108 of the Housing and Community Development Act of 1974, loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan agreement dated August 10, 1990 (the "EDC Agreement"), and amended August 5, 1997 (the "Amended EDC Agreement") (See "EDC Financing" below). In 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") completed an agreement whereby in exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7.5 million into the Corporation over a period of approximately two years in four installments. Sun Pharma will also provide the Corporation with products in exchange for shares of Common Stock. (See "Sun Pharmaceutical Industries Ltd." below.)

CURRENT STATUS OF CORPORATION

         The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.") Debt at December 31, 1997 consists of a note payable to the EDC in the amount of $8,880,000 related to funds advanced to the Corporation pursuant to the EDC Agreement. The Amended EDC Agreement included deferral of scheduled principal and interest payments for the period April 1996 to January 1999 until February 1999 to aid the Corporation in achieving adequate cash flows to assure Caraco's ability to fund its current operations and continue to develop products. (See "EDC Financing" below.) On August 20, 1997, the Corporation and Sun Pharma completed an agreement as noted above. Sun Pharma has, as of March 19, 1998, remitted $5 million and it is anticipated that the balance will be invested in the next year. Caraco is currently focusing its efforts on developing additional products, strengthening its current relationships and developing new alliances with industry partners in order to increase usage of its underutilized plant capacity and increase revenues. Caraco intends to seek adequate financing to fund the foregoing objectives and current operations.

OVERVIEW OF THE GENERIC DRUG INDUSTRY

         Sales of generic drugs have increased in recent years because of a number of factors including (i) modification of state laws to permit or require substitution of generic drugs by pharmacists; (ii) enactment of Abbreviated New Drug Applications (ANDAs) procedures for obtaining Food and Drug Administration ("FDA") approval to manufacture generic prescription drugs; (iii) changes in governmental and third-party payor health care reimbursement policies to encourage cost containment; (iv) increased acceptance of generic drugs by physicians, pharmacists and consumers; and (v) the increasing number of formerly patented drugs which have become available to generic competition. Moreover, every year branded drugs with significant sales volumes come off-patent.

CARACO'S PRODUCTS AND PRODUCT STRATEGY

         Caraco's present product portfolio includes eight products in 11 strengths in 24 package sizes. In 1997, the Corporation introduced Metoprolol Tartrate (See "Hexal-Pharma GmbH & Co., Kg" below) and Paromomycin into its product line. The Corporation developed an ANDA product, Selegeline HCL, for Apotex, Inc. (See "Apotex, Inc." below) which was approved by the FDA in June, 1997. The Corporation is currently manufacturing the product for Apotex, for sale under the Apotex label and, with respect to certain customers only, under the Corporation's label. The Corporation has developed four drug efficacy study implementation ("DESI") products (two of which have been provided by Sun as discussed below) which are currently being validated. It is anticipated that these products will be introduced in the market during the second half of 1998.

         During 1997, Sun Pharma's dedicated development laboratory in Bombay was actively working on multiple ANDA submissions and the introduction of DESI products for 1998 in connection with its agreement with the Corporation. (See "Sun Pharmaceutical Laboratories Ltd." below.) To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to four ANDAs and two DESI products. In addition to these, the Corporation is also expecting to introduce line extensions and combinations of additional products commencing in the second half of 1998.

         The Corporation is in the process of negotiating strategic alliances with three pharmaceutical companies for product development, manufacturing and/or marketing.

R.P. SCHERER CORPORATION

         The Corporation and R.P. Scherer Corporation entered into a supply contract, dated March 22, 1990, for the Corporation's purchases of Nifedipine. Under this agreement, the Corporation purchases this product on commercial terms in bulk, packages it, and markets it under its own label. Sales of Nifedipine have decreased significantly since the third quarter of 1995. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

HEXAL-PHARMA GmbH & CO., KG

         The Corporation and Hexal-Pharma GmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal") entered into an agreement dated as of October 1, 1993, pursuant to which Hexal agreed to convey to the Corporation the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Products"). The Corporation undertook to prepare and file an ANDA for each Product. Hexal will receive royalties on the yearly sales of each Product. The Corporation filed an ANDA in March 1995, in which it received approval from the FDA in December 1996. The product, Metoprolol Tartrate, was introduced in 1997. (See "Caraco's Products and Product Strategy".) The Corporation is currently discussing with Hexal the advisability of preceding with the development of the second product.

         In addition, the Corporation has granted to Hexal, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 a share; and (ii) a Product Option to purchase a presently indeterminable number of shares at an exercise price equivalent to their fair market value (as defined) when the related ANDA for that Product is filed with the FDA. These options may be exercised and payment for shares may be made only out of royalties (and any interest earned on the royalties while held by the Corporation) payable to Hexal for sales of the related Product. To date, there have been limited sales of the Metoprolol Tartrate and provision has been made for the payment of royalties, but no options have been exercised.

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

CLONMEL CHEMICALS CO., LTD. (IRELAND)

         On October 22, 1993, the Corporation entered into an agreement with Clonmel Chemicals Co., Ltd. ("Clonmel"), pursuant to which Clonmel provided to the Corporation, with respect to each of two generic pharmaceutical products, formulations that have been previously tested, the formulation and manufacturing methods, in process controls, finished product specifications, analytical methods and stability data required for the Corporation to manufacture its own bio- batches (sample batches of the product in amounts necessary for testing on humans) for use in the preparation and filing with the FDA of ANDAs with respect to these products. Pursuant to the agreement, Caraco must bear all costs of developing the products and filing the ANDAs and must pay Clonmel $10,000 on delivery of complete files containing the foregoing data, another $20,000 on completion of a successful bioequivalency study (which study will be at Caraco's expense), and a final $20,000 upon receipt of FDA approval of the related ANDA. Clonmel has granted the Corporation the exclusive right to manufacture and market these products in the United States, including its territories and Puerto Rico, and in Canada; and the Corporation has agreed to pay royalties to Clonmel on net sales (as defined) of these products for five years from the date on which the marketing of the respective product commences. The formulations were delivered to the Corporation in 1994 and a bioequivalency study of one of the products was conducted and an ANDA was filed in January 1997. The second product is not currently being actively pursued due to changing market conditions and technical issues. (See "Item 6. Management's Discussion and Analysis or Plan of Operation.") There can be no assurance that the Corporation will receive FDA approval of any ANDA which is filed or when FDA approval will be forthcoming; nor that the Corporation will be able to manufacture and sell either of these products profitably.

APOTEX, INC.

         In June 1994, the Corporation announced its agreement to develop and manufacture one or more generic drug products for Apotex U.S.A., the New York based subsidiary of Apotex, Inc., reportedly the largest wholly-Canadian-owned pharmaceutical company. The Corporation formulated the first product, Selegeline HCL in 1995 and an ANDA was filed in March 1996. The ANDA was approved by the FDA in June, 1997, and the product is currently being marketed by Apotex, and also, to certain customers only, by Caraco. (See "Caraco's Products and Product Strategy".)

SUN PHARMACEUTICAL INDUSTRIES LTD.

         In 1997, Sun Pharma and the Corporation entered into an agreement pursuant to which, during a five year period, Sun Pharma shall sell to Caraco the right to develop, manufacture and sell 25 generic pharmaceutical products, (provided that any product which is a DESI (drug efficiency study implementation) product only counts as 1/3 of a product), in exchange for 544,000 shares of Caraco Common Stock for each product (181,333 shares, for each DESI product).

         In connection therewith Sun Pharma has invested in a dedicated development laboratory employing 16 scientists (four PhDs, pharmacy graduates, analytical chemists and regulatory professionals) in Bombay, India, to facilitate speedy development of new products and smooth technology transfer. (See also "Caraco's Products and Product Strategy" below.) In addition Sun Pharma may sell an additional product to the Corporation in exchange for 544,000 shares of Common Stock each time the Corporation issues shares of its Common Stock to Hexal, (generally one product any time shares are issued to Hexal, but only one product for each 544,000 shares issued to Hexal Pharma).

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

         On August 5, 1997, the Corporation and EDC restructured the Corporation's loan from the EDC, pursuant to a Second Note and Modification Agreement (the "Modification Agreement"), in connection with the Corporation's default on such loan. Among other things, the Modification Agreement modified the previous note then in effect (the "Note") to provide that the regularly scheduled monthly payments which would otherwise be due and payable during the period from April 1, 1996 through and including January 1, 1999 (the "Deferred Payments") would be deferred until February 1, 1999, and interest on the current outstanding indebtedness (approximately $8.9 million) would continue to accrue during March 1, 1996 through December 1, 1998 ("Deferral Period"). On February 1, 1999, Caraco is required to resume making regularly scheduled monthly payments of principal and interest, together with additional payments of principal and interest in an amount sufficient to amortize the total amount of:
(i) the Deferred Payments, and (ii) accrued interest on that portion of the currently outstanding indebtedness that would have been amortized by the Deferred Payments, commencing on the date when due under the terms of the original loan agreement, at the rate set forth in the note over a period of 42 consecutive months commencing on February 1, 1999 and ending on July 1, 2002 ("Additional Payments"). In the event, however, that with respect to the first quarter of operation in which Caraco's operating income before federal income taxes plus depreciation exceeds $500,000.00, on the first day of the six months succeeding such quarter, the regularly scheduled payment required to be made shall resume and the Additional Payments shall commence, provided, however, that the

Additional Payments shall be reduced to the amount necessary to amortize the total of the sums set forth in (i) and (ii) above over a 42 month period commencing on the first day of the six months succeeding such quarter.

         The Mortgage is a first priority mortgage lien against the property and may not be subordinated to the lien of any other mortgage or encumbrance except as otherwise provided in the Modification Agreement. In addition, Caraco has granted EDC a continuing security interest in all of its assets, accounts, equipment, proceeds thereof, ANDAs and in the products to be provided by Sun to Caraco under its agreement with Caraco. See "Sun Pharmaceutical Industries Limited" above. In addition to other covenants, Caraco has agreed that during the Deferral Period, its capital expenditures will not exceed $2 million without the consent of the EDC and it will not redeem any of its outstanding shares, pay any dividends with respect to its outstanding common shares during the Deferral Period or merge or consolidate with any other corporation or other entity without the prior written consent of the EDC.

MARKETING

         The Corporation's marketing objective has been to create a distribution system by which to obtain access to a wide range of purchasers of generic pharmaceutical products. Internally, this requires at least a minimum sales force (see "sales" below); externally, it requires forging relationships, often contractual in nature, with wholesalers, distributors, governmental agencies, and buying groups, among others. Management is aware that, despite any success in creating these distribution links, sales volume will remain low until the Corporation can offer a broader range of products needed by drug purchasers in significant amounts. In anticipation of its ability, through strategic alliances and its own internal product development efforts to broaden its product line, it has been putting distribution links in place.

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

         The top four drug wholesalers in 1997 accounted for over $40 billion in sales. Caraco's product line is now represented in the four top drug wholesalers; McKesson Drug, Bergen Brunswig, Cardinal, and AmeriSource. On August 7, 1995 the Corporation entered into an agreement with McKesson Drug Company pursuant to which McKesson is to provide the Corporation with access to its existing distribution networks. For the year ended December 31, 1997 sales to McKesson accounted for 24% of gross sales of the Corporation. A gradually increasing number of additional drug wholesalers now stock some or all of the Corporation's products, partly as a result of the Corporation's arrangements discussed below with buying groups.

         Federal and state agencies purchase a large amount of generic pharmaceutical products. All of the Corporation's products are now listed for purchase at prices bid by the Corporation in the Federal Supply Schedule, the Federal Bureau of Prisons Prime Vendor Program, the Veterans Administration Prime

Vendor Program, the Department of Defense and by various state agencies. To date, revenues from these agencies have been insignificant.

         A large number of buying groups of retail pharmacists, hospitals, nursing homes and other regional or functionally similar categories of drug purchasers use their members' combined purchasing power to induce drug manufacturers or other vendors to submit bid prices at which their members may individually purchase products through designated wholesalers. The Corporation intends, as part of its ongoing marketing efforts, to pursue arrangements with additional wholesalers and to expand its sales network of buying groups, wholesalers, hospitals and hospital chains, nursing home groups, state and federal government agencies, and retail pharmacies. As and if the Corporation's financial resources permit an increase in personnel, these efforts will be expanded as discussed below.

SALES

         Still a small organization with a relatively small product line, Caraco has only a small sales organization. At the present time, the Corporation's sales department consists of four employees. As the product line grows and sales increase, management intends to increase its sales personnel as its resources permit. This will enable the Corporation to expand sales coverage to more generic drug purchasers which, in turn, the Corporation believes, will generate additional sales volume.

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

         An outline of research and development expenses for 1997 and 1996 follows (000's):


                                          1997                  1996
              Employee Costs              $  760                $1,243
              Raw Materials/Supplies         146                   421
              Bioequivalency Studies           0                   220
              Laboratory Expenses            404                   263
              Other                          136                    75
                                          ------                 ------
                                          $1,446                 $2,222
                                          ======                 ======

         Significant cost reductions are due to: reduction in personnel costs and no bioequivalency studies due to unavailability of funds. The increase in laboratory expenses is attributable to the purchase of tools and external testing for two ANDA products.

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

         Changes in FDA policy and requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with FDA's cGMP standards. The ANDA filing and approval process now averages approximately two to five years. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

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

         The Corporation was subject to two FDA inspections and one Drug Enforcement Administration ("DEA") inspection in 1996. The first FDA inspection was a routine inspection for cGMP compliance as well as a pre-approval inspection for two ANDAs. The second FDA inspection was a pre-approval inspection for another ANDA. NO FDA 483s were issued as a result of either inspection and the District recommended approval of the ANDAs. These recommendations were forwarded to the FDA reviewing staff in Washington, DC.

         The DEA inspection was a routine inspection conducted bi-annually. No deviations from compliance were noted at the conclusion of this inspection. Although management believes that the Corporation is in substantial compliance with the FDA's cGMP's, there can be no assurance that, as the Corporation endeavors to engage in increasing drug manufacturing activities, it will be able to maintain a successful compliance program. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Corporation will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. If the Corporation should fail to maintain full compliance, it may be the target of any of the range of enforcement remedies available to the government described above.

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

SUPPLIERS AND MATERIALS

         The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers. Development and approval of the Corporation's pharmaceuticals are dependent upon the Corporation's ability to procure active ingredients and certain packaging materials from FDA approved sources. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The Corporation has been, and continues to be, active in identifying and validating alternative suppliers for its active ingredients. However, the Corporation has no alternative supplier for the supply of Nifedipine. (See "R.P. Scherer Corporation" above.)

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

EMPLOYEES

         As of December 31, 1997, the Corporation had 32 full-time employees, of which 3 is in research and development, four in quality assurance, six in quality control, 2 in administration, 6 in sales and marketing, one in finance and ten in manufacturing. Most of the Corporation's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Corporation has never experienced a work stoppage. (See Management's Discussion & Analysis for disclosure with respect to personnel cost savings.)

SEC INVESTIGATION

         As previously disclosed, during the year ended December 31, 1994 the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller, a son of the Corporation's former Chairman of the Board. The Corporation has made filings about this matter with the Securities and Exchange Commission (the "SEC"). The Corporation's former Chairman of the Board has reimbursed the $514,000. The SEC has conducted an investigation into the matter. On November 1, 1996, the Corporation, through its Washington DC legal counsel, was notified by the SEC that its Enforcement Division tentatively decided not to recommend that the Commission authorize an enforcement action against the Corporation however, the investigation was ongoing. In 1997, the Corporation was notified by the SEC that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the 1993 defalcation had totaled at least an additional $300,000. On September 4, 1997, the SEC instituted a civil complaint proceeding against the Corporation's former controller and his brother, neither of whom have been associated with the Corporation since June of 1994.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The Corporation's 70,611 square foot facility, which was designed and constructed to the Corporation's specifications and completed in 1992, contains its production, packaging, research and executive operations. It is on a four acre site acquired by the Corporation from the EDC of the City of Detroit pursuant to a mortgage loan. (See "EDC Financing" above.) This manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar air flow design. This system of air flow provides a measurable control of air borne particulate entrapment in each room.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The following table sets forth the high and low bid information for the Corporation's Common Stock for each full quarter from January 1, 1996 through December 31, 1997 as disclosed on the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


PERIOD                                        HIGH BID   LOW BID


Quarter Ended March 31, 1996                    5 1/4    2 1/2

Quarter Ended June 30, 1996                     4 3/8    2 5/8

Quarter Ended September 30, 1996                3 1/4    0 13/16

Quarter Ended December 31, 1996                 2 3/4    0 13/16

Quarter Ended March 31, 1997                    1 5/16   1 1/8

Quarter Ended June 30, 1997                       3/4     13/20

Quarter Ended September 30, 1997                1 3/16   1 3/16

Quarter Ended December 31, 1997                   3/4      5/8


DIVIDEND POLICY

         The Corporation has not declared or paid any dividends and does not intend to declare or pay any dividends in the foreseeable future. The Corporation intends to employ all available funds in the development of its business. The Corporation's Series A Preferred Stock contains provisions restricting the payment of dividends to the holders of the Common Stock unless the holders of the Series A Preferred Stock have been paid the dividends to which they are entitled. Dividends accrue on the Series A Preferred Stock from and after January 1, 1997.

SHAREHOLDERS AND OWNERSHIP

On March 20, 1998, there were approximately 143 shareholders of record of the Corporation's Common Stock. The Corporation's common shares outstanding were held individually or in bank, money management, company and brokerage house nominee accounts for an estimated 800 beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis provides information which Management believes is relevant to an understanding of the Corporation's consolidated results of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

         For most of 1997, the Corporation's main focus and concern was to find investors or partners to provide the necessary equity funding to enable the Corporation to continue operations and meet operating goals. During this time period, the Corporation incurred significant operating losses and cash flow difficulties. Funding for new products were significantly reduced. This time period was a serious setback financially. The long-term plans of the Corporation were in jeopardy as overhead expenses were being incurred with limited revenues to absorb them. The first eight months of the year were spent on entering into definitive agreements with Sun Pharma of India, the City of Detroit, and the Economic Development Corporation for Sun's purchase of 5.3 million shares of common stock at a total value of $7.5 million. This agreement was reached in August, 1997.

         Since then, the Corporation has achieved the following:

         Infusion of $5 million from Sun Pharma has taken place through March, 1998, though the agreement provided for the inflow of $7.5 million over a period of approximately two years. Sun Pharma has recognized the importance of providing funds to the Corporation on a timely and advanced basis to ensure that opportunities are not lost. As a result, the Corporation has received 67% of the total funds through March, 1998. The balance of funds are expected to be received by the third quarter of 1998.

         Conversion of interest payments of $533,365 on $2.04 million in borrowings from two shareholder directors and Sun Global Inc. (a subsidiary of Sun Pharma) into equity shares of the Corporation has thereby helped the Corporation's cash flow.

         With the funds received to date, a significant amount of the past due trade payables (approximately $1.2 million) have been paid. Management believes that this has greatly improved the relationships with the Corporation's supplier base and has opened up additional supply alternatives. As a result, suppliers have generally been willing to provide credit terms and more competitive pricing.

         The generic pharmaceutical business requires significant investment of resources in research and development. The business cannot afford a top heavy and complex organizational matrix, as efficiency and timeliness is of paramount importance. The Corporation recognized these facts of business and is currently working to build the proper structure.

         During 1997, the organization was restructured to focus on internal development of new products and to strengthen quality control, quality assurance and manufacturing. This organization has in place an effective, though smaller in number, senior management team, and at the same time the middle management and plant level organization has been reinforced. The Corporation has attempted to identify and enhance key skill levels within the organization. These changes are expected to prepare the Corporation for the challenging task of developing, manufacturing and maintaining a dynamic product portfolio.

         Personnel expenses were reduced by 22% from an average of $216,000 per month in 1996 to $172,000 per month by December, 1997. Management believes the reduction in expenses was achieved without compromising on the quality of personnel or timeliness of overall objectives. The number of employees was reduced from 34 permanent and 12 temporaries in 1996 to 33 permanent and 2 temporaries at the end of 1997. It is anticipated with the increase in product development and manufacturing activities that personnel costs will increase in 1998.

         Manufacturing and product development activities increased substantially during the last quarter of 1997. With the increased level of activities, existing capacity utilization has improved and is expected to have a positive effect on gross profit.

         The Corporation is focusing on putting its major investments in manufacturing and development to use. This is being achieved by improving the product mix with proprietary manufactured products, and manufacturing or developing products for third parties.

agreements were renegotiated and costs optimized, which provided the reduction in yearly costs from $239,886 in 1996 to $193,219 in 1997.

         Management is critically reviewing the selling expenses such as freight, chargebacks, rebates and cost of returns.

         Alternatives were being evaluated to assess the feasibility of gearing the laboratory resources for internal testing rather than incurring the costs of external testing.

         With the infusion of funds and the restructuring of the organization, the focus on new product developments has intensified. A development center supported and paid for totally by Sun Pharma and dedicated to provide products to Caraco pursuant to its agreement with Caraco was started in Bombay, India in the last quarter of 1997. This center employs sixteen well-qualified and experienced pharmaceutical researchers. The emphasis, in the future, will be on internal development of products. (See "Caraco's Products and Products Strategy" above).

         Over the period of the last six months, the Corporation has developed four DESI products, two of which have been provided by Sun pursuant to its agreements with Caraco, which are currently being validated. It is anticipated that these products will be introduced in the market during the second half of 1998.

         The Corporation has identified promising candidates for ANDA submission. Work on some of these products has commenced and the technology for four products has been transferred to Caraco from Sun Pharma pursuant to its agreement with Caraco. Two of the Corporation's ANDA applications are awaiting clearance from the FDA. The approval procedure for ANDAs involve both bioequivalence studies and submittance to FDA, which is a time-consuming process; although the products are developed with utmost care, the Corporation cannot guarantee the success of the bioequivalence studies, or FDA approval.

NET SALES

         Net sales for the years ended December 31, 1997 and 1996 were $871,573 and $1,273,903, respectively. The decrease of approximately 32% in 1997 was primarily attributable to non-availability of funds to manufacture product for higher customer sales. However, the sales for the first two months of 1998 averaged approximately $191,813 per month compared to an average of $72,631 in 1997. The Corporation's dependence on the sale of Nifedipine, which is a low net margin product is progressively being reduced by improving the sales of other manufactured products without hampering the level of sales and net margins. Also, the two recently approved ANDA products, Metoprolol
Tartrate an Paramonycin, were introduced during the third quarter of 1997. The initial response from the Corporation's customers is encouraging.

COST OF SALES

         Cost of sales for the years ended December 31, 1997 and 1996 were $1,673,102 or 192.0% of sales and $1,642,237 or 128.9% of sales. The increased percentage in cost of sales is a result of lower sales and manufacturing volumes due to the Corporation's inability to purchase raw materials and bulk product from its suppliers. This left the Corporation unable to maintain adequate supply of products for customers. These reduced sales were insufficient to absorb the Corporation's fixed production costs. As discussed above, the Corporation has undertaken several steps to optimize the cost of sales and ensure better product margins.

         Capacity utilization has been enhanced by introduction of new products, increasing the batch sizes, and providing contract manufacturing services for third parties. Sales have been increased with a broader product portfolio, better customer coverage and focus, and better customer inventory management. Costs have been controlled and supply availability has been improved by identifying alternative material sources. Credit terms have been established with key suppliers, and certain fixed costs, such as, utilities, have been critically evaluated.

NET LOSSES

         Net losses for the years ended December 31, 1997 and 1996 were $4,778,275 and $5,498,932 respectively. The reduction in losses by 13% is directly related to the significant reduction in general and administrative expenses and other operating expenses.

INTEREST EXPENSE

         Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $817,586 and $680,767 for the years ended December 31, 1997 and 1996, respectively. The increase in interest expense in 1997 relates to increased borrowings from certain shareholder directors on short term loans used to finance the Corporation's short term cash needs.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Corporation's working capital was $239,243 compared with a working capital deficit of $1,695,591 for 1996. This reduction in working capital deficit is due to increased investments in working capital and the liquidation of a substantial portion of trade accounts payables with the infusion of funds from Sun Pharma coupled with investments in increased inventories of raw materials and finished products. The Corporation also intends to seek additional equity financing in 1998 in order to fund its objectives and current operations.

         Management estimates that, at its currently planned and anticipated level of operations, the Corporation will experience progressive reduction in the present level of operating losses in 1998. However, increased investments in research and development will be reflected in the Statement of Operations for 1998. The benefits of these will not be available in 1998 because of the long lead times for development, biostudies and the FDA approvals.

         The Corporation has no material commitments for capital expenditures.

         There is no assurance that the Corporation will be able to successfully raise additional equity financing or that any of the Corporation's ANDAs will be approved by the FDA within time parameters anticipated by the management or at all, or that the Corporation will be able to manufacture in commercial quantities and sell profitably any product resulting from FDA approval of an ANDA filed by the Corporation.

ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements included in this report are set forth following the index to financial statements included in this report.

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

(a) Exhibits

3.01 Registrant's Amended and Restated Articles of Incorporation, as amended**

 3.02        Registrant's Amended and Restated Bylaws

 3.03 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997.*****

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

10.28        Secured Promissory Note dated February 15, 1996 with Jay F.
             Joliat.***

10.29 Joint venture agreement dated on March 11, 1996, with Sun Pharmaceutical Industries, Inc.***

10.30        Form of Subscription Agreement dated March 1996.***

10.31        Employment Agreement dated February 16, 1996 with C. Arnold
             Curry.****

10.32        Secured Promissory Note dated August 21, 1996 with David A.
             Hagelstein.*****

10.33        Secured Promissory Note dated August 21, 1996, with Jay F.
             Joliat.*****

10.34        Secured Promissory Note dated August 21, 1996, with John R.
             Morris.*****

10.35        Loan Commitment Letter dated August 21, 1996 with David A.
             Hagelstein, Jay F. Joliat and John R. Morris.*****

10.36        Secured Promissory Note dated October 18, 1996 with Jay F.
             Joliat.*****

10.37        Loan Agreement dated October 18, 1996 with Jay F. Joliat.*****

10.38        Secured Promissory Note dated November 15, 1996 with David A.
             Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.*****

10.39        Secured Promissory Note dated November 15, 1996 with Jay F.
             Joliat.*****

10.40        Secured Promissory Note dated November 15, 1996 with John R.
             Morris.*****

10.41 Security Agreement dated December 19, 1996, with Rosemary Joliat Living Trust DTD 4/12/88 as amended.*****

10.42 Subordination Agreement, dated December 23, 1996, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93 and John R. Morris.*****

10.43 Secured Promissory Note dated December 23, 1996 with Sun Pharma Global, Inc.*****

10.44        Security Agreement dated December 23, 1996 with Sun Pharma Global
             Inc.*****

10.45 Secured Short Term Demand Note dated December 26, 1996, with Rosemary Joliat Living Trust DTD 4/12/88 as amended.*****

10.46 Secured Promissory Note dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.47 Inter-Creditor Agreement, dated January 30, 1997, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93.*****

10.48 Security Agreement dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.49 Secured Promissory Note dated February 3, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.50        Secured Promissory Note dated February 11, 1997 with David A.
             Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.*****

10.51 Security Agreement dated February 11, 1997, individually, with David A. Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27- 93.*****

10.52        Allonge to Promissory Note of August 21, 1996 - Jay F. Joliat.*****

10.53        Allonge to Promissory Note of August 21, 1996 - David A.
             Hagelstein.*****

10.54        Allonge to Promissory Note of August 21, 1996 - John R.
             Morris.*****

10.55        Allonge to Promissory Note of October 18, 1996 - Jay F.
             Joliat.*****

10.56        Allonge to Promissory Note of November 15, 1996 - Jay F.
             Joliat.*****

10.57        Allonge to Promissory Note of November 15, 1996 - John R.
             Morris.*****

10.58        Allonge to Promissory Note of November 15, 1996 -  David A.
             Hagelstein.*****

10.59        Allonge to Promissory Note of November 15, 1996 - John R.
             Morris.*****

10.60 Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997.******

10.61 Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997.******

10.62        Registration Rights Agreement dated as April 1997.******

10.63        Stock Pledge Agreement dated as July 28, 1997.******

10.64        Contribution Agreement dated as of March 27, 1997.******

10.65        Addendum to Contribution Agreement dated as of July 27, 1997.******

10.66        Second Note and Mortgage Modification Agreement.

10.67        Debt Conversion Agreement

10.68 Amendment to Employment Agreement of William R. Hurd dated as of April 1, 1997.

10.69 Amendment to Employment Agreement of Allan J. Hammer dated as of April 1, 1997.

10.70 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997.

23.01        Preferability Letter of Grant Thornton LLP.**

24.          Power of Attorney.

27.          Financial Data Schedule.
------------------

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

**** Incorporated by reference from Exhibits to Registrant's Registration Statement of Form SB-2 filed on July 12, 1996 with the SEC.

***** Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1997, as Commission File no. 0-24676.

****** Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of August 13, 1997.


(b)          Reports on Form 8-K

             (1) A Form 8-K was filed on October 9, 1997 with respect to "Item 5. Other Events" disclosing a change in membership on the Board of Directors.

             (2) A Form 8-K was filed on December 29, 1997 with respect to "Item 5. Other Events" disclosing the termination of employment of the then President of Caraco.


                         INDEX TO FINANCIAL STATEMENTS

         The following financial statements of the Corporation are filed with this report:

      Report of Independent Auditor ...............................  F-1

      Balance Sheet at December 31, 1997 ..........................  F-2

      Statements of Operations for the years ended
        December 31, 1997 and 1996 ................................  F-4

      Statements of Stockholders' Deficit for the
        years ended December 31, 1997 and 1996 ....................  F-5

      Statements of Cash Flows for the years
        ended December 31, 1997 and 1996 ..........................  F-6

      Notes to Financial Statements ...............................  F-7

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                           CARACO PHARMACEUTICAL LABORATORIES, LTD.

                           By:/s/ Narendra Borkar
                              ----------------------------------------------
                                  Narendra Borkar (Principal Executive and
                                  Financial Officer)
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in their capacities.

        Signature                       Title


/s/ Narendra Borkar
--------------------------              Director and Chief Executive Officer
Narendra Borkar

/s/ N. Ramakrishnan                     Controller
--------------------------
N. Ramakrishnan

         *
--------------------------
David W. Adamany                        Director

         *
--------------------------
David A. Hagelstein                     Director

         *
--------------------------
Phyllis Harrison-Ross                   Director

         *
--------------------------
Jay F. Joliat                           Director

         *
--------------------------
John R. Morris                          Director

         *
--------------------------
Dilip S. Shanghvi                       Chairman of the Board

         *
--------------------------
Shantilal Shanghvi                      Director

         *
--------------------------
Sudhir Valia                            Director



*By: /s/ Narendra Borkar
--------------------------
    Narendra Borkar
    Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
CARACO PHARMACEUTICAL LABORATORIES, LTD.
Detroit, Michigan


We have audited the accompanying balance sheet of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As described in Note 1 to the financial statements, conditions exist that raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Rehmann Robson, P.C.


Farmington Hills, Michigan
March 27, 1998

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                  BALANCE SHEET

--------------------------------------------------------------------------------



                                                                                DECEMBER 31,
                                   ASSETS                                          1997
                                                                                ---------------
CURRENT ASSETS
   Cash and cash equivalents  ...............................................   $      422,856
   Accounts receivable, net of allowances of $90,000 (Note 3)  ..............          149,647
   Inventories (Note 1)  ....................................................          540,983
   Prepaid expenses and deposits  ...........................................          444,650
                                                                                --------------

TOTAL CURRENT ASSETS  .......................................................        1,558,136
                                                                                --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST (NOTE 4)
   Land   ...................................................................          197,305
   Buildings and improvements  ..............................................        6,682,725
   Equipment  ...............................................................        3,587,747
   Furniture and fixtures  ..................................................          156,908
                                                                                --------------

   Total  ...................................................................       10,624,685
   Less accumulated depreciation  ...........................................        2,736,403
                                                                                --------------

NET PROPERTY, PLANT AND EQUIPMENT  ..........................................        7,888,282
                                                                                --------------





TOTAL ASSETS  ...............................................................   $    9,446,418
                                                                                ==============






The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------



                                                                                DECEMBER 31,
                   LIABILITIES AND STOCKHOLDERS' DEFICIT                           1997
                                                                                ---------------
CURRENT LIABILITIES
   Accounts payable (Note 1)   ...............................................  $     1,159,145
   Accrued expenses  .........................................................          159,748
                                                                                ---------------

TOTAL CURRENT LIABILITIES  ...................................................        1,318,893
                                                                                ---------------

LONG-TERM LIABILITIES
   Note payable (Note 4)  ....................................................        8,880,000
   Notes payable to stockholders (Note 4)  ...................................        2,040,000
   Accrued interest  .........................................................        1,166,756
                                                                                ---------------

TOTAL LONG-TERM LIABILITIES  .................................................       12,086,756
                                                                                ---------------

TOTAL LIABILITIES  ...........................................................       13,405,649
                                                                                ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 8 AND 9)

STOCKHOLDERS' DEFICIT (NOTE 6)
   Preferred stock, no par value, authorized 5,000,000 shares;
     issued and outstanding, 285,714 Series A shares  ........................        1,000,000
   Common stock, no par value, authorized 20,000,000 shares;
     issued 13,507,083 shares; and outstanding, 9,620,416 shares   ...........       27,830,340
   Common stock subscription receivable   ....................................       (4,220,000)
   Preferred stock dividends  ................................................          (60,000)
   Accumulated deficit .......................................................      (28,509,571)
                                                                                ---------------

TOTAL STOCKHOLDERS' DEFICIT  .................................................       (3,959,231)
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  .................................  $     9,446,418
                                                                                ===============



                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------



                                                                                     YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----
Net sales ....................................................................  $   871,573            $ 1,273,903
Cost of goods sold ...........................................................    1,673,102              1,642,237
                                                                                -----------            -----------
GROSS MARGIN (DIFFERENTIAL) ..................................................     (801,529)              (368,334)
Selling, general and administrative expenses .................................    1,704,623              1,915,910
Research and development costs ...............................................    1,446,862              2,222,220
                                                                                -----------            -----------
OPERATING LOSS ...............................................................   (3,953,014)            (4,506,464)
                                                                                -----------            -----------
OTHER INCOME (EXPENSE)
   Interest income ...........................................................        6,417                  6,272
   Interest expense ..........................................................     (817,586)              (680,767)
   Writedown of marketable securities ........................................           --               (194,750)
   Gain (loss) on disposal of equipment ......................................        7,179               (111,183)
   Other .....................................................................      (21,271)               (12,040)
                                                                                -----------            -----------
OTHER EXPENSE - NET ..........................................................     (825,261)              (992,468)
                                                                                -----------            -----------
NET LOSS .....................................................................  $(4,778,275)           $(5,498,932)
                                                                                ===========            ===========

Net loss per basic and diluted common share ..................................       ($0.57)                ($0.73)
                                                                                ===========            ===========

Weighted average number of common
  shares outstanding .........................................................    8,435,091              7,551,044
                                                                                ===========            ===========






The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------





                                                                                                  COMMON
                                       PREFERRED STOCK                  COMMON STOCK               STOCK
                                  --------------------------   ------------------------------   SUBSCRIPTION
                                    SHARES        AMOUNT          SHARES          AMOUNT         RECEIVABLE
                                  ----------   -------------   -------------  ---------------  --------------
Balance at
   January 1, 1996  .............    285,714   $   1,000,000       6,855,807  $    17,545,401  $      (14,087)
Issuances of common stock
   (Note 6) .....................         --              --         986,299        2,101,573              --
Writedown of marketable
   securities for decline in value
   considered to be other than
   temporary  ...................         --              --              --               --              --
Net loss  .......................         --              --              --               --              --
                                  ----------   -------------   -------------  ---------------  --------------
Balance at
   December 31, 1996  ...........    285,714       1,000,000       7,842,106       19,646,974         (14,087)
Receipt of common stock
  subscription ..................         --              --              --               --          14,087
Preferred stock dividends
   (Note 6)  ....................         --              --              --               --              --
Issuances of common stock
   (Note 6)......................         --              --       5,664,977        8,183,366      (4,220,000)
Net loss  .......................         --              --              --               --              --
                                  ----------   -------------   -------------  ---------------  --------------
Balance at                           285,714   $   1,000,000      13,507,083  $  27,830,340    $   (4,220,000)
   December 31, 1997  ........... ==========   =============   =============  ===============  ==============



                                                                                           UNREALIZED
                                                           PREFERRED                         LOSS ON
                                                             STOCK        ACCUMULATED      MARKETABLE
                                                           DIVIDENDS        DEFICIT        SECURITIES        TOTAL
                                                           ---------      ------------     ----------     -----------

Balance at
   January 1, 1996  .............                           $      --     $(18,232,364)    $(160,924)      $  138,026
Issuances of common stock
   (Note 6) .....................                                  --               --            --        2,101,573
Writedown of marketable
   securities for decline in value
   considered to be other than
   temporary  ...................                                  --               --       160,924          160,924
Net loss  .......................                                  --       (5,498,932)           --       (5,498,932)
                                                             --------     ------------     ---------      -----------
Balance at
   December 31, 1996  ...........                                  --      (23,731,296)           --       (3,098,409)
Receipt of common stock
  subscription ..................                                  --               --            --           14,087
Preferred stock dividends
   (Note 6)  ....................                             (60,000)              --            --          (60,000)
Issuances of common stock
   (Note 6)......................                                  --               --            --        3,963,366
Net loss  .......................                                  --       (4,778,275)           --       (4,778,275)
                                                             --------     ------------     ---------      -----------
Balance at                                                   $(60,000)    $(28,509,571)    $      --      $(3,959,231)
   December 31, 1997  ...........                            ========     ============     =========      ===========








The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                       1997                1996
                                                                                  ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss  .................................................................    $   (4,778,275)     $  (5,498,932)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation   ..........................................................           486,942            532,775
     (Gain) loss on disposal of equipment  ...................................            (7,179)           111,183
     Writedown of marketable securities  .....................................                 -            194,750
     Realized loss on sale of marketable securities  .........................             7,240              8,302
     Changes in operating assets and liabilities
       which provided (used) cash:
       Accounts receivable  ..................................................           (52,306)           315,850
       Inventories  ..........................................................          (250,718)            89,095
       Prepaid expenses and deposits  ........................................          (241,033)           (41,974)
       Accounts payable  .....................................................          (402,615)           572,366
       Accrued interest and other expenses  ..................................           526,029            524,695
                                                                                  --------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES  .......................................        (4,711,915)        (3,191,890)
                                                                                  --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment  ...............................           (31,863)           (61,526)
   Proceeds from sale of property, plant and equipment  ......................            14,000                  -
   Proceeds from sale of marketable securities  ..............................            74,760                  -
                                                                                  --------------    ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  .........................            56,897            (61,526)
                                                                                  --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock  ...................................         3,963,366          2,101,573
   Proceeds from receipt of subscribed stock  ................................            14,087                  -
   Net short-term borrowings (repayments)  ...................................           (65,000)           955,000
   Proceeds from long-term debt  .............................................         1,150,000           (120,000)
                                                                                  --------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES  ...................................         5,062,453          2,936,573
                                                                                  --------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  ........................           407,435           (316,843)
Cash and cash equivalents, beginning of year  ................................            15,421            332,264
                                                                                  --------------    ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR  ......................................    $      422,856    $        15,421
                                                                                  ==============    ===============
Supplemental disclosures of cash flows information:
   Cash paid for interest  ...................................................    $        1,164    $       164,241
                                                                                  ==============    ===============






The accompanying notes are an integral part of these financial statements.

                       CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") was incorporated on February 22, 1984, and has generated limited revenue from planned principal operations. The Corporation, since inception, has primarily been involved in planning, obtaining financing, constructing a permanent facility, acquiring and validating production equipment, hiring and training employees and beginning the development of product lines. The Corporation was established to develop, manufacture and market generic prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications
     (ANDA). While ANDA build-ups have proceeded, the Corporation has generated limited sales revenue through December 31, 1997.

     The Corporation is subject to certain risks associated with companies in the pharmaceutical industry. Profitable operations are dependent on the Corporation's ability to market its products at reasonable profit margins. In addition to achieving profitable operations, the future success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its Abbreviated New Drug Applications (ANDA), develop new products and continue to raise in the near term the necessary equity capital to keep the Corporation in business.

     Going Concern

     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (Continued)

     In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby: a) in exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7,500,000 into the Corporation over a period of approximately two years in four installments; b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product); and c) two Caraco shareholder directors have each agreed to contribute to the Corporation the equivalent of up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 shares each. During 1997, one shareholder director contributed $150,000 in accordance with this agreement, thereby reducing his future obligation to either $350,000 in cash or 100,000 shares. The contributions from the shareholder directors are required to be satisfied within 90 days of receipt of $4,000,000 of the Sun proceeds. As of January 5, 1998, Sun had delivered $4,000,000 of the $7,500,000 investment. An additional $1,000,000 of these proceeds had been received through March 19, 1998.

     The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of December 31, 1997, a stockholders' deficit of $3,959,231. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These factors raise substantial doubt about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

     Management's plans with regard to these matters include eliminating the stockholders' deficit with the infusion of additional remaining funding from Sun Pharma in the amount of $4,220,000 and generating operating profits by:

     - Introducing in the short-run, DESI products which do not require lengthy and elaborate FDA approval procedures, thereby strengthening the existing product portfolio.

     - Restructuring and strengthening the Corporation to focus on new product development, reliable supplies to customers, better customer focus, improving the product mix for better contribution, and better utilization of manufacturing capacities.

     - Preparing for mid to long term product releases by the rapid development of products requiring ANDA from FDA. Here, significant investments have been made by Sun Pharma in India, to establish a state of the art development center dedicated to Caraco's product development needs. This center commenced operations in the third quarter of 1997.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (Continued)

     - Establishing strategic alliances with leading pharmaceutical companies in manufacturing, development of new products in partnerships, and co-marketing.

     - Leveraging the strengths of Sun Pharma in the area of rapid product development in psychiatry, neurology, cardiology and eventually, oncology.

     - Identifying additional funding opportunities to support research and development.

     Cash Equivalents

     The Corporation considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Revenue Recognition

     Sales are recognized upon the shipment of product with allowances provided for returns and price adjustments in the normal course of business based primarily upon actual subsequent activity. Amounts billed by the Corporation, if any, in advance of performance in connection with contracts to render certain research and development services are deferred.

     Inventories

     Inventories are stated at the lower of cost determined by the first in, first-out method, or market. Direct labor and indirect manufacturing overhead costs have not been capitalized and inventoried due to the relatively low levels of production volume and plant capacity utilization to date.

     Inventories consist of the following amounts at December 31, 1997:

             Raw materials  ...........................   $      361,269
             Work in process  .........................          117,392
             Finished goods  ..........................           62,322
                                                          --------------
             Total  ...................................   $      540,983
                                                          ==============

     The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers, most of whom must be FDA approved. Qualification of a new supplier could serve to delay the manufacture of the drug involved.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     In 1997 and 1996, the Corporation purchased approximately $198,000 and $334,000, respectively, of its raw materials in the form of bulk Nifedipine pursuant to a supply contract with one vendor. The Corporation has no alternative supplier for Nifedipine.

     In 1997 and 1996, the Corporation purchased raw materials of approximately $182,500 and $211,000, respectively, from a business owned and controlled by a shareholder director of the Corporation. Included in accounts payable at December 31, 1997 is $132,000 due to this vendor.

     Property, Plant and Equipment

     Depreciation is provided for in amounts sufficient to relate the cost of property, plant and equipment to operations over their estimated service lives using the straight-line method. Building and improvements are depreciated over 40 years. Management annually reviews these assets for impairment and reasonably believes the carrying value of these assets will be recovered through cash flow from operations.

     Marketable Securities

     Unrealized holding losses on marketable securities that are considered to be temporary are recognized as a separate component of stockholders' deficit. Declines in value that are considered to be other than temporary are recognized as losses in the period such determination is made. Realized gains or losses are determined using the specific identification method.

     Federal Income Taxes

     Deferred income tax assets and liabilities are determined based on the difference between the financial statement and federal income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The principal difference between assets and liabilities for financial statement and federal income tax return purposes is attributable to differing depreciation methods and the net operating losses.

     Loss Per Share

     Loss per share is computed using the weighted average number of common shares outstanding during each year. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128., "Earnings Per Share", effective December 31, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stockholder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each year.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Research and Development Costs

     Research and development costs are charged to expense as incurred.

     Financial Instruments

     The carrying values of cash equivalents, accounts receivable, and accounts payable approximate their values due to the short-term maturities of these financial instruments.

     The Corporation does not believe it is practicable to estimate the fair value of its note payable to the Economic Development Corporation of the City of Detroit. Management believes the cost to do so would exceed the benefits, particularly since such information is not needed to manage the business. Further, management does not believe that comparable financing would currently be available on similar terms.

     Common Stock Issued to Directors

     Common stock is issued from time to time in lieu of cash for directors fees, and is recorded as compensation expense at generally the fair value on the date of issuance.

     Recently Issued Financial Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" will become effective during 1998. The implementation of these standards is not expected to have a material effect on the Corporation's financial statements or reporting disclosures, although SFAS may require reclassification of certain amounts.


2.   SUPPLEMENTAL CASH FLOWS INFORMATION

     Non-cash Investing and Financing Activities

     During 1997, the Corporation issued 355,577 shares of common stock in exchange for the satisfaction of interest incurred on loans from stockholders through August 1, 1999. At December 31, 1997, the cash equivalent value of 215,362 of these shares at a per share price of $1.50 ($323,043) represents prepaid interest through August 1, 1999.

     During 1996, the Corporation converted stockholder notes and interest owed thereon totaling $250,000 into 111,111 shares of common stock.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



3.   SALES AND ACCOUNTS RECEIVABLE

     The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances, as of December 31, 1997, are summarized as follows:

           Accounts receivable  .........................   $   239,647
                                                            -----------
           Allowances:
              Doubtful accounts  ........................        10,000
              Sales returns and allowances  .............        30,000
              Price adjustments  ........................        50,000
                                                            -----------
           Total allowances  ............................        90,000
                                                            -----------
           Accounts receivable, net of allowances  ......   $   149,647
                                                            ===========

     Net sales in 1997 and 1996 included $53,061 and $185,528, respectively, related to contracted research and development activities.


4.   DEBT INCLUDING RELATED PARTIES

     Debt at December 31, 1997 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement and repayment is personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse.

     Effective April 2, 1993, and again on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included:

     - The deferral of scheduled principal and interest payments until February 1, 1999.

     - On February 1, 1999, the Corporation shall resume making the regularly scheduled monthly payments of principal and interest due under the note. Additional deferred principal and interest due under the terms of the original agreement are also required in amounts sufficient to amortize the total deferred amount through July 2002.

     - A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 5.44% at December 31, 1997).

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



4.   DEBT INCLUDING RELATED PARTIES (Continued)

     - Administrative costs to the EDC in the amount of $50,000 related to the restructuring will be reimbursed by the Corporation.

     - As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period.

     - Scheduled aggregate principal maturities of this note are summarized as follows:

              Year ending
              December 31,                           Amount
                                                 --------------
                  1998  ......................   $            -
                  1999  ......................        1,335,960
                  2000  ......................        1,486,275
                  2001  ......................        1,518,358
                  2002  ......................          615,000
                  Thereafter  ................        3,924,407
                                                 --------------
                  Total  .....................   $    8,880,000
                                                 ==============

          Stockholder Notes Payable

          During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Company also borrowed $550,000 from Sun Pharma Global, Inc. ("Sun"), a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The restructuring agreement provides for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50 (see Note 6). The stockholder director notes are subordinated to the Sun notes of $550,000.

          The notes with Sun and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal priority in collateral and principal payments based on each creditors' respective share of total debt.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



4.        DEBT INCLUDING RELATED PARTIES (Continued)

          On December 19, 1996, the Corporation borrowed $65,000 from a family member of a shareholder director of the Corporation. This amount was repaid in January 1997 from proceeds of the Sun debt.

          Letter of Credit

          The Corporation has a $100,000 letter of credit agreement with NBD Bank N.A. to support purchases of inventories. At December 31, 1997 there was $73,500 outstanding under this agreement. Amounts outstanding under this letter of credit are included in accounts payable.


5.        INCOME TAXES

          At December 31, 1997 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $8,500,000 has been established. Changes in the valuation allowance were approximately $1,400,000 and $1,800,000 in 1997 and 1996, respectively

          At December 31, 1997, net operating loss carryforwards of approximately $25,000,000 are available to offset future federal taxable income through future years. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to an ownership change.


6.        STOCKHOLDERS' DEFICIT

          Sun Pharma

          During 1997, the Corporation agreed to issue 5,300,000 shares of common stock to Sun Pharma in exchange for $7,500,000 to be received by the Corporation over a period of approximately two years in four installments. The number of shares issued and to be issued as consideration received is summarized as follows:


                  Installment
                     Date                   Consideration           Shares
                ---------------             --------------       -----------
                August 5, 1997 ..........  $     2,000,000         1,413,333
                January 5, 1998 .........        2,000,000         1,413,333
                August 5, 1998 ..........        2,000,000         1,413,333
                January 5, 1999 .........        1,500,000         1,060,001
                                            --------------       -----------
                                            $    7,500,000         5,300,000
                                            ==============       ===========

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



6.        STOCKHOLDERS' DEFICIT (Continued)

          Other Common Stock Issuances

          During 1997, the Corporation issued 355,577 shares of common stock at $1.50 per share to satisfy interest incurred on loans from stockholders (see Note 4). At December 31, 1997, there were 215,362 shares of common stock issued but not earned. These shares represent consideration for future interest payments and are classified as prepaid interest in the accompanying balance sheet, as they will be earned ratably through August 1, 1999.

          During 1997, the Corporation issued 9,400 shares of common stock, at the fair value of such shares on the date of issuance, to non-employee directors in exchange for services rendered.

          On March 31, 1996, the Corporation converted a $250,000 shareholder loan into 111,111 shares of its common stock at $2.25 per share.

          In connection with a private placement offering that was completed effective March 31, 1996, the Corporation sold 572,444 shares of common stock at $2.25 per share, netting approximately $1,288,000.

          On May 13, 1996, the Corporation sold privately 44,444 shares of common stock at $2.25 per share, netting $100,000.

          On May 31, 1996, the Corporation sold privately 250,000 shares of common stock at $2.00 per share, netting $500,000.

          Preferred Stock

          The Corporation has authorized 5,000,000 shares of preferred stock which are issuable in series with the terms and amounts set at the Board of Directors discretion.

          Each share of preferred stock is nonvoting and is convertible into one share of common stock through January 1, 2004. The preferred shares require dividends at the option of the holder, of $.21 per share on a cumulative basis commencing in 1997. Accrued dividends on preferred stock at December 31, 1997 were $60,000.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



7.        STOCK BASED COMPENSATION

          Incentive Stock Option Plan

          Pursuant to the terms of an incentive stock option plan established in April 1993 and subsequently amended in 1995, the Corporation may grant options for the purchase of up to 450,000 shares of common stock. Options granted are exercisable ratably over five years on a cumulative basis. Activity with respect to these options is summarized as follows:



                                                                 Number of
                                                                   Shares              Option Price
                                                                -------------      --------------------
                 Balance January 1, 1996  ...................         365,493       $1.63 - $6.13
                     Options granted  .......................          12,000       $1.56 - $2.50
                     Options exercised  .....................               -             -
                     Options terminated or expired  .........         (53,408)      $1.63 - $5.50
                                                                -------------
                 Balance December 31, 1996  .................         324,085       $1.56 - $6.13
                     Options granted  .......................          15,184       $1.00 - $1.25
                     Options exercised  .....................               -             -
                     Options terminated or expired  .........         (88,248)      $1.00 - $5.00
                                                                -------------
                 Balance December 31, 1997  .................         251,021
                                                                =============

          During the years ended December 31, 1997 and 1996, options for the purchase of 47,167 shares and 62,417 shares, respectively, became exercisable. None were exercised.

          On January 1, 1996, the Corporation adopted the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its outstanding stock options. Companies that do not adopt a fair value method contemplated in SFAS No. 123 are required to make pro-forma disclosures of net loss and loss per share as if they had adopted the fair value accounting method. The pro-forma impact on net loss and loss per share for each of the years ended December 31, 1997 and 1996 is not significant and is antidilutive.

          Other Common Stock Option Arrangements

          Pursuant to a strategic alliance formalized by an agreement for the acquisition of certain technology with a third-party pharmaceutical company ("Hexal"), the Corporation granted to Hexal, for each product
          (i) a "sign-up" option to purchase 100,000 shares of the Corporation's common stock at a price of $3.50 per share and (ii) a "product" option to purchase a presently indeterminable number of common shares at an exercise price equivalent to their fair value, as defined, upon the filing of an ANDA related to each of the two specified generic drugs. Such options may be exercised and payment for shares may be made only out of royalties payable by the Corporation to Hexal for sales, if any, of the related products. To date, there have been limited sales of the products, but no options have been exercised.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



7.        STOCK BASED COMPENSATION (Continued)

          Other Common Stock Purchase Warrant and Option Agreements

          As of December 31, 1997, warrant and option agreements for the issuance of a total of 2,851,089 shares of common stock are outstanding at exercise prices ranging from $1.25 to $18.20 per share or unit, exercisable at various dates through October 2006. No warrants or options under these agreements have been exercised.


8.        EMPLOYMENT AGREEMENTS

          Included in accrued expenses at December 31, 1997 is approximately $92,000 related to the cost of employment agreements with former officers of the Corporation.


9.        OTHER MATTERS

          During the year ended December 31, 1994, the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller, a son of the Corporation's former Chairman of the Board. The misappropriations occurred during the period from January through June of 1994. The Corporation's former Chairman of the Board reimbursed the Corporation the $514,000. In connection with this matter, approximately $56,000 in certain legal and other expenses incurred by the Corporation in conducting an investigation into this matter were paid directly by the former Chairman of the Board from his personal funds. These expenses were recognized in the 1995 statement of operations with a corresponding credit to common stock.

          The Corporation has made filings about this matter with the Securities and Exchange Commission (the "SEC"). On November 1, 1996, the Corporation, through its Washington DC legal counsel, was notified by the SEC that its Enforcement Division tentatively decided not to recommend that the Commission authorize an enforcement action against the Corporation, however, the investigation was ongoing. In 1997, the Corporation was notified by the SEC that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the 1993 defalcation had totaled at least an additional $300,000. On September 4, 1997, the SEC instituted a civil complaint proceeding against the Corporation's former controller and his brother, neither of whom have been associated with the Corporation since June of 1994.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.       MAJOR CUSTOMERS

          Shipments to one wholesale customer (Amerisource) accounted for approximately 20% of net sales in both 1997 and 1996. Balances due from this customer represented approximately 9% of accounts receivable at December 31, 1997.

          Shipments to another wholesale customer (McKesson Drug) accounted for approximately 24% and 17% of net sales in 1997 and 1996, respectively. Balances due from this customer represented approximately 16% at December 31, 1997.



                                   * * * * * *