Form 10QSB
period 1998-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1998-05-15
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED March 31, 1998

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

Yes [X]                    No [ ]


Common Stock outstanding at May 11, 1998 - 13,507,083 shares


The total number of pages is 16

                             CARACO PHARMACEUTICAL LABORATORIES LTD.

                                    BALANCE SHEET (UNAUDITED)

                                         MARCH 31, 1998


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $   724,181
  Accounts receivables net of allowance of $157,000                      240,827
  Inventories                                                            606,445
  Prepaid expenses and deposits                                          498,555
                                                                     -----------
TOTAL CURRENT ASSETS                                                   2,070,008
                                                                     -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                   197,305
  Building and improvements                                            6,682,725
  Equipment                                                            3,738,071
  Furniture and fixtures                                                 165,319
                                                                     -----------
                                                                      10,783,420
  Less: Accumulated Depreciation                                       2,864,953
                                                                     -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                     7,918,467
                                                                     -----------

TOTAL ASSETS                                                           9,988,475
                                                                     ===========

See accompanying notes

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payables                                                 $    954,272
  Accrued expenses                                                       121,622
                                                                    ------------
TOTAL CURRENT LIABILITIES                                              1,075,894

  Notes payable to shareholders (Note 3)                               2,040,000
  Mortgage (Note 4)                                                    8,880,000
  Accrued Interest                                                     1,319,159
                                                                    ------------
TOTAL LONG-TERM LIABILITIES                                           12,239,159
                                                                    ------------

TOTAL LIABILITIES                                                     13,315,053
                                                                    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - no par value; authorized 5,000,000 shares;
   issued and outstanding; 285,714 Series A shares                     1,000,000
  Common stock - no par value; authorized 20,000,000 shares;
   13,507,083 shares issued and outstanding                           27,830,340
  Stock subscription receivable                                       (2,500,000)
  Preferred stock dividends                                              (75,000)
  Accumulated deficit                                                (29,581,918)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                           (3,326,578)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            9,988,475
                                                                    ============

See accompanying notes.

              CARACO PHARMACEUTICAL LABORATORIES, LTD.

                STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ----------------------
                                                                      1998              1997
                                                                      ----------------------
Net Sales                                                       $    538,120        $   256,588
Cost of goods sold                                                   544,624            419,791
GROSS MARGIN (DIFFERENTIAL)                                           (6,504)          (163,203)


Selling, general and
 administrative expenses                                             418,560            412,960
Research & development costs                                         431,258            371,962
                                                                   ---------          ---------
OPERATING LOSS                                                      (856,322)          (948,125)
                                                                   ---------          ---------

OTHER INCOME(EXPENSE)
 Interest income                                                       5,379                -
 Interest expense                                                   (221,403)          (207,477)
                                                                   ---------          ---------
OTHER EXPENSE - NET                                                 (216,025)          (207,477)
                                                                   ---------          ---------

NET LOSS                                                          (1,072,347)        (1,155,602)
                                                                   =========          =========

Net loss per basic and diluted common share                     $      (0.08)       $     (0.15)

Weighted average number of
 common shares outstanding                                        13,507,083          7,842,106

See accompanying notes

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.

                STATEMENT OF STOCKHOLDERS'DEFICIT (UNAUDITED)

                              PREFERRED STOCK           COMMON STOCK     COMMON    PREFERRED   ACCUMULATED    UNREALIZED
                           ------------------     -------------------    STOCK       STOCK      DEFICIT        LOSS ON
                           SHARES     AMOUNT      SHARES       AMOUNT SUBSCRIPTION DIVIDENDS                  MARKETABLE
                                                                       RECEIVABLE                             SECURITIES   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996         285,714  1,000,000   7,842,106   19,646,974   (14,087)      --       (23,731,296)     --    (3,098,409)

Preferred dividend           --         --          --           --                  (15,000)    (1,155,602)     --    (1,170,602)
Net Loss
                           ------------------------------------------------------------------------------------------------------
Balance at March 31, 1997  285,714 $1,000,000   7,842,106  $19,646,974  $(14,087)   $(15,000)  $(24,886,898)   $ --   $(4,269,011)
                           ======================================================================================================


                              PREFERRED STOCK           COMMON STOCK     COMMON    PREFERRED   ACCUMULATED    UNREALIZED
                           ------------------     -------------------    STOCK       STOCK      DEFICIT        LOSS ON
                           SHARES     AMOUNT      SHARES       AMOUNT SUBSCRIPTION DIVIDENDS                  MARKETABLE
                                                                       RECEIVABLE                             SECURITIES   TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997         285,714  1,000,000  13,507,083    27,830,340  (4,220,000)  (60,000)  (28,509,571)      --    (3,959,231)

Preferred dividend           --         --          --            --      1,720,000   (15,000)   (1,072,347)      --       632,653
Net Loss
                           -------------------------------------------------------------------------------------------------------
Balance at March 31, 1998  285,714 $1,000,000  13,507,083  $ 27,830,340 $(2,500,000) $(75,000) $(29,581,918)   $  --   $(3,326,578)
                           =======================================================================================================

See accompanying notes

                       CARACO PHARMACEUTICAL LABORATORIES, LTD.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                            ------------------------------
                                                                 1998              1997
                                                             -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(1,072,347)       (1,155,602)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                               128,550           121,950
      Changes in operating assets and liabilities
        which provided (used) cash:
          Accounts receivable                                    (91,180)            2,980
          Inventories                                            (65,462)           11,198
          Prepaid expenses and deposits                          (53,905)           (9,988)
          Accounts payable                                      (204,873)         (192,936)
          Accrued expenses                                        99,277           181,750
                                                             -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                         (1,259,940)       (1,040,648)
                                                             -----------       -----------

CASH FLOWS  FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (158,735)           (2,395)
                                                             -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                           (158,735)           (2,395)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                        1,720,000                 0
 Repayments of long-term debt                                          0                 0
 Net short-term borrowings                                             0         1,085,000
                                                             -----------       -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                    1,720,000         1,085,000
                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           301,325            41,957
Cash and cash equivalents, beginning of period                   422,856            15,421
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         724,181            57,378
                                                             ===========       ===========

Supplemental cash disclosures of cash flows information
                                                             -----------       -----------
Cash paid for interest                                                 -                 -
                                                             ===========       ===========

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The balance sheet as of March 31, 1998 and the related statements of operations, stockholders' deficit and cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 1997 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of March 31, 1998, a stockholders' deficit of $3,326,578 and working capital of $994,114. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby:

a) In exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7,500,000 into the Corporation over a period of approximately two years in four installments;
b) The number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product); and
c) Two Caraco shareholders have each agreed to contribute to the Corporation the equivalent up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 each. During 1997, one shareholder director contributed $150,000 in accordance with this agreement, thereby reducing his future obligation to either $350,000 in cash or 100,000 shares. The contributions from the shareholder directors are required to be satisfied within 90 days of receipt of $4,000,000 of the Sun proceeds. As of March 31, 1998, Sun had delivered $5,000,000 of the $7,500,000 investment. An additional $1,000,000 of these proceeds had been received through April, 1998.

Management's plans include reducing the stockholders' deficit with the infusion of additional remaining funding from Sun Pharma in the amount of $1,500,000 and generating operating profits by:
  - Introducing in the short-run, DESI products, which do not require lengthy and elaborate FDA approval procedures, thereby strengthening the existing product portfolio.
  - Restructuring and strengthening the Corporation to focus on new product development, reliable supplies to customers, better customer focus, improving the product mix for better contribution, and better utilization of manufacturing capacities.
  - Preparing for mid to long term product releases by the rapid development of products requiring ANDA from FDA. In conjunction therewith, significant investments have been made by Sun Pharma in India to establish a state of the art development center dedicated to Caraco's product development needs. This center commenced operations in the third quarter of 1997.
  - Establishing strategic alliances with leading pharmaceutical companies in manufacturing, development of new products in partnerships and co-marketing.
  - Leveraging the strengths of Sun Pharma in the area of rapid product development in psychiatry, neurology, cardiology and eventually, oncology.
  - Identifying additional funding opportunities to support research and development.

2.  COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period. The Corporation adopted Statement of Financial Accounting Standards (FASB) No. 128. , "Earnings Per Share", effective December 31, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stock -holder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each period.

3. LOSS FROM DEFALCATION

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

The Corporation has made filings about this matter with the Securities and Exchange Commission (SEC). On November 1, 1996, the SEC notified the Corporation, through its legal counsel, that its Enforcement Division has tentatively decided not to recommend that the commission authorize an enforcement action against the Corporation. The SEC further advised that it nevertheless was possible that an action against the Corporation may ultimately result from the investigation. The SEC's investigation had revealed that the defalcation which was reported October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the defalcation had totaled at least an additional $300,000. On September 4, 1997, the SEC instituted a civil complaint proceeding against the Corporation's former controller and his brother, neither of whom have been associated with the Corporation since June of 1994.

4. STOCKHOLDER NOTES PAYABLE

During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global Inc, ("Sun"), a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The restructuring agreement provides for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50.

The notes with Sun and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal opportunity in collateral and principal payments based on each creditors' respective share of total debt.

On December 19, 1996, the Corporation borrowed $65,000 from a family member of a shareholder director of the Corporation. This amount was repaid in January, 1997 from the proceeds of the Sun debt.

5. MORTGAGE NOTE

Debt at December 31, 1997 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement ") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement and repayment is personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse.

Effective April 2, 1993, and again on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included:
   - The deferral of scheduled principal and interest payments until February 1, 1999.
   - On February 1, 1999, the Corporation shall resume making the regularly scheduled monthly payments of principal and interest due under the note. Additional deferred principal and interest due under the terms of the original agreement are also required in amounts sufficient to amortize the total deferred amount through July 2002.
   - A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments ( effective rate 5.44% at December 31, 1997).
   - The Corporation will reimburse administrative costs to the EDC in the amount of $50,000 related to the restructuring.

As a condition of the deferral, the EDC was provided with the additional security on all of the Corporation's existing equipment existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the periods ended March 31, 1998 and 1997 were $538,120 and $256,588 respectively. The increase of 110% is directly attributable to availability of funds leading to better product availability, focused marketing efforts and market conditions.

Over the period of the last six months the Corporation has developed four DESI products, two of which have been provided by Sun pursuant to its agreement with Caraco. These are currently being validated. It is anticipated that these products will be introduced in the market during the second half of 1998. Management anticipates increased sales volumes on introduction of these products.

The Corporation has identified promising candidates for ANDA submission. Work on some of these products has commenced and the technology for four products has been transferred to Caraco from Sun Pharma pursuant to its agreement with Caraco. Two of the Corporation's ANDA applications are awaiting clearance from the FDA. The approval procedure for ANDAs involves both bioequivalence studies and submittance to FDA, which is a time-consuming process. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bioequivalence studies, or FDA approval.

COST OF SALES

Cost of sales for the periods ended March 31, 1998 and 1997 were $544,624 or 101.2% and $419,791 or 163.6% of sales, respectively. The reduced percentage in cost of sales was a direct result of higher sales, lower personnel costs and increased capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the periods ended March 31, 1998 and 1997 consist of costs which are generally fixed in nature and are controlled at the minimum level needed to support the Corporations' low sales volumes.

RESEARCH AND DEVELOPMENT

Product development expenses for the periods ended March 31, 1998 and 1997 were $431,258 and $371,962, respectively, demonstrating Caraco's continued commitment to new product development as a means to increase and diversify its product offering. The Corporation plans to continue to expand product development activities, as it believes such efforts are vital to expanding the Corporation's product line and generating future products.

With the infusion of funds and the restructuring of the organization, the focus on new product development has intensified. A development center supported and paid for totally by Sun Pharma and dedicated to provide products to Caraco pursuant to its agreement with Caraco was started in Bombay, India in the last quarter of 1997. This center employs seventeen well-qualified and experienced pharmaceutical researchers. The emphasis, in the future, will be on internal development of products.

RESULTS OF OPERATIONS

Operating losses for the periods ended March 31, 1998 and 1997 were $856,322 and $948,125 respectively. The operating loss is directly related to net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses.

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

INTEREST EXPENSE

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $221,403 and $207,477 for the periods ended ended March 31, 1998 and 1997, respectively. The increase in interest expense relates to loans from three (3) shareholder directors and Sun Global Inc used to finance the Corporation's short-term cash requirements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Corporation maintained working capital of $994,114. This amount is attributable to funding from Sun Pharma and increased sales. Management estimates that, at its currently planned and anticipated level of operations, the Corporation will experience progressive reduction in the present level of operating losses in 1998. However, increased investments in research and development will be reflected in the Statement of Operations for 1998. The benefits of these costs will not be available in 1998 because of the long lead times for development, biostudies and the FDA approvals.

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

OTHER MATTERS

On May 6, 1998, William R. Hurd filed a complaint in the Circuit Court for the County of Wayne, State of Michigan against Caraco, Sun Pharma and Narendra Borkar. Mr. Hurd, the former President of Caraco, has alleged among other things, that Caraco, Sun Pharma (which owns approximately 39.9% of the outstanding shares of Caraco) and Mr. Narendra Borkar ( the present Chief Executive Officer of Caraco) made and breached promises of continued employment when Caraco terminated his employment in December 1997. Mr. Hurd seeks actual, special and exemplary damages, in excess of $25,000. While Caraco and the other defendants believe that they have meritorious defenses to the allegations made in the complaint and intend to vigorously defend themselves, the action is in the preliminary stages and management is unable to predict the outcome.

                           PART II - OTHER INFORMATION

ITEM 2.     LEGAL PROCEEDINGS

         On May 6, 1998, Mr. William R. Hurd filed a complaint in the Circuit Court for the County of Wayne, State of Michigan against Caraco, Sun Pharmaceutical Industries, Ltd. ("Sun") and Narendra Borkar, the Chief Executive Officer of Caraco. Mr. Hurd, the former President of Caraco, has alleged, among other things, wrongful termination of his employment in December 1997. Mr. Hurd seeks damages in excess of $25,000. Caraco and the other defendants believe that they have meritorious defenses to the allegations made in the complaint and intend to vigorously defend themselves.

ITEM 6.  EXHIBITS AND REPORTS

         a.     Financial Data Schedule

         b. There was one report on Form 8-K filed first quarter 1998 on February 17, 1998.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CARACO PHARMACEUTICAL LABORATORIES, LTD.


                               By: /s/ Narendra N. Borkar
                                  -------------------------------------------
                                  Narendra N. Borkar
                                  (Principal Executive and Financial Officer)
                                  Chief Executive Officer (A duly
                                  authorized signatory of the Company)


DATED:  May 15, 1998

                                  EXHIBIT INDEX



 EXHIBIT TABLE
    NUMBER                              EXHIBIT                         PAGE


     27                          Financial Data Schedule                 16