Form 10QSB
period 1998-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1998-08-14
CIK 887708

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes [X]  No [ ]

Common Stock outstanding at August 7, 1998:  13,508,683 shares


The Exhibit Index is located on page 13
                                     --

The total number of pages is 14
                             --

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended June 30,   Six Months Ended June 30
                                                        1998           1997          1998           1997
                                                     ----------     ----------     ----------     ----------

Net Sales                                            $  490,885        171,830      1,029,005        428,418
Cost of goods sold                                      472,908        329,332      1,017,532        749,123
                                                     ----------     ----------     ----------     ----------
GROSS MARGIN (DIFFERENTIAL)                              17,977       (157,502)        11,473       (320,705)
                                                     ----------     ----------     ----------     ----------

Selling, general and
 administrative expenses                                691,299        436,977      1,109,859        849,937
Research & development costs                            772,483        349,652      1,203,742        721,614
                                                     ----------     ----------     ----------     ----------

OPERATING LOSS                                       (1,445,805)      (944,131)    (2,302,128)    (1,892,256)
                                                     ----------     ----------     ----------     ----------

OTHER INCOME(EXPENSE)
 Interest income                                          4,898              -         10,277              -
 Interest expense                                      (185,417)      (218,920)      (406,820)      (426,397)
 Other                                                                 (20,367)                      (20,367)
                                                     ----------     ----------     ----------     ----------
OTHER EXPENSE - NET                                    (180,518)      (239,287)      (396,543)      (446,764)
                                                     ----------     ----------     ----------     ----------

NET LOSS                                             (1,626,324)    (1,183,418)    (2,698,671)    (2,339,020)
                                                     ----------     ----------     ----------     ----------
Net loss per basic and diluted common share               (0.12)         (0.15)         (0.20)         (0.30)

Weighted average number of
 common shares outstanding                           13,507,083      7,842,106     13,507,083      7,842,106
                                                     ==========     ==========     ==========     ==========

See accompanying notes

                CARACO PHARMACEUTICAL LABORATORIES LTD.

                       BALANCE SHEET (UNAUDITED)

                             JUNE 30, 1998

                                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $    163,968
  Accounts receivables net of allowance of $100,000                               479,401
  Inventories                                                                     761,390
  Prepaid expenses and deposits                                                   310,397
                                                                              -----------
TOTAL CURRENT ASSETS                                                            1,715,156
                                                                              -----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                            197,305
  Building and improvements                                                     6,682,725
  Equipment                                                                     3,827,625
  Furniture and fixtures                                                          165,321
                                                                              -----------
                                                                               10,872,976
  Less: Accumulated Depreciation                                                2,982,847
                                                                              -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                              7,890,129
                                                                              -----------

TOTAL ASSETS                                                                    9,605,285
                                                                              ===========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payables                                                          $  1,072,532
  Accrued expenses                                                                109,092
                                                                              -----------
TOTAL CURRENT LIABILITIES                                                       1,181,624

  Notes payable to shareholders (Note 3)                                        2,040,000
  Mortgage (Note 4)                                                             8,880,000
  Accrued Interest                                                              1,471,563
                                                                              -----------
TOTAL LONG-TERM LIABILITIES                                                    12,391,563
                                                                              -----------
TOTAL LIABILITIES                                                              13,573,187
                                                                              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - no par value; authorized 5,000,000 shares;
   issued and outstanding; 285,714 Series A shares                              1,000,000
  Common stock - no par value; authorized 20,000,000 shares;
   13,507,083 shares issued and outstanding                                    27,830,340
  Stock subscription receivable                                                (1,500,000)
  Preferred stock dividends                                                       (90,000)
  Accumulated deficit                                                         (31,208,242)
                                                                              -----------
TOTAL STOCKHOLDERS' DEFICIT                                                    (3,967,902)
                                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     9,605,285
                                                                              ===========


See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                            JUNE
                                                                 -------------------------
                                                                     1998          1997
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(2,698,671)   (2,339,020)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                   246,444       243,900
      Changes in operating assets and liabilities
        which provided (used) cash:
          Accounts receivable                                       (329,754)      (57,664)
          Inventories                                               (220,407)      (96,895)
          Prepaid expenses and deposits                              134,253       110,169
          Accounts payable                                           (86,613)        3,117
          Accrued expenses                                           224,149       387,923
                                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                             (2,730,599)   (1,748,470)
                                                                 -----------   -----------

CASH FLOWS  FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (248,289)       (2,394)
                                                                                    61,913
                                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                               (248,291)       59,519
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                            2,720,000             -
 Repayments of long-term debt                                              -             -
 Net short-term borrowings                                                 -     1,735,000
                                                                 -----------   -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                        2,720,000     1,735,000
                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (258,888)       46,049
Cash and cash equivalents, beginning of period                       422,856        15,421
                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             163,968        61,470
                                                                 ===========   ===========

Supplemental cash disclosures of cash flows information
                                                                 -----------   -----------
Cash paid for interest                                                     -           451
                                                                 ===========   ===========

See accompanying notes

                  CARACO PHARMACEUTICAL LABORATORIES, LTD.
                STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                      PREFERRED STOCK                  COMMON STOCK
                                                    -----------------------      ----------------------------
                                                    SHARES         AMOUNT          SHARES           AMOUNT
                                                    -------      ----------      ----------       -----------
Balance at
 December 31, 1996                                  285,714       1,000,000       7,842,106        19,646,974

Preferred dividend                                        -               -               -                 -

Receipt of common stock subscription
 receivable (unaudited)                                   -               -               -                 -

Net Loss                                                  -               -               -                 -
                                                    -------      ----------      ----------       -----------
Balance at June 30, 1997                            285,714      $1,000,000       7,842,106       $19,646,974
                                                    =======      ==========      ==========       ===========


                                                   COMMON                                      UNREALIZED
                                                    STOCK      PREFERRED                        LOSS ON
                                                 SUBSCRIPTION    STOCK        ACCUMULATED      MARKETABLE
                                                  RECEIVABLE    DIVIDENDS       DEFICIT        SECURITIES      TOTAL
                                                 ------------  ----------     ------------     -----------   -----------
Balance at
 December 31, 1996                                  (14,087)          -        (23,731,296)             -     (3,098,409)

Preferred dividend                                              (30,000)                                -        (30,000)

Receipt of common stock subscription
 receivable (unaudited)                              14,087                                                       14,087

Net Loss                                                  -                     (2,339,020)                   (2,339,020)
                                                    -------    --------       ------------       ---------   -----------
Balance at June 30, 1997                            $     -    ($30,000)      $(26,070,316)      $      -    $(5,453,342)
                                                    =======    ========       ============       =========   ===========





                                                      PREFERRED STOCK                 COMMON STOCK
                                                  -------------------------      ---------------------------
                                                    SHARES         AMOUNT          SHARES           AMOUNT
                                                  ---------      ----------      ----------       ----------
Balance at
 December 31, 1997                                  285,714       1,000,000      13,507,083        27,830,340

Receipt of common stock subscription
 receivable (unaudited)                                   -               -               -                 -

Preferred dividend                                        -               -               -                 -

Net Loss                                                  -               -               -                 -
                                                    -------      ----------     -----------       -----------
Balance at June 30, 1998                            285,714      $1,000,000      13,507,083       $27,830,340
                                                    =======      ==========     ===========       ===========


                                                    COMMON                                       UNREALIZED
                                                     STOCK      PREFERRED                         LOSS ON
                                                  SUBSCRIPTION    STOCK         ACCUMULATED      MARKETABLE
                                                   RECEIVABLE    DIVIDENDS        DEFICIT        SECURITIES      TOTAL
                                                  ------------  ----------      ------------     -----------   -----------
Balance at
 December 31, 1997                                  (4,220,000)    (60,000)       (28,509,571)             -     (3,959,231)

Receipt of common stock subscription
 receivable (unaudited)                              2,720,000           -                  -                     2,720,000

Preferred dividend                                           -     (30,000)                                -        (30,000)

Net Loss                                                     -           -         (2,698,671)                   (2,698,671)
                                                   -----------    --------        ------------        -------   -----------
Balance at June 30, 1998                           $(1,500,000)   $(90,000)      $(31,208,242)        $     -   $(3,967,902)
                                                   ===========    ========       ============         =======   ===========

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES LTD.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of June 30, 1998 and the related statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 1997 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of June 30, 1998, a stockholders' deficit of $3,967,902 and working capital of $533,532. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby:

(a) In exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7,500,000 into the Corporation over a period of approximately two years in four installments;
(b) The number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation); and
(c) Two Caraco shareholders have each agreed to contribute to the Corporation the equivalent up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 each. During 1997, one shareholder director contributed $150,000 in accordance with this agreement, thereby reducing his future obligation to either $350,000 in cash or 100,000 shares. The contributions from the shareholder directors are required to be satisfied within 90 days of receipt of $4,000,000 of the Sun proceeds. On July 1, 1998 the two Caraco shareholders contributed 100,000 and 250,000 shares respectively to Caraco. As of June 30, 1998 Sun had delivered $6,000,000 of the $7,500,000 investment. The remaining $1,500,000 of these proceeds had been received through July, 1998.

Management's plans include reducing the stockholders' deficit with the infusion of additional funds from alternative sources and generating operating profits by:

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

2.       COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period. The Corporation adopted Statement of Financial Accounting Standards (FASB) No. 128, "Earnings Per Share", effective December 31, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stockholder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each period.

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

4.       STOCKHOLDER NOTES PAYABLE

During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global Inc., ("Sun"), a wholly owned subsidiary Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The restructuring agreement provides for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50.

The notes with Sun and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal opportunity in collateral and principal payments based on each creditors' respective share of total debt.

5.       MORTGAGE NOTE

Debt consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement ") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement and repayment is personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse.

Effective April 2, 1993, and again on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included:

         - The deferral of scheduled principal and interest payments until February 1, 1999.
         - On February 1, 1999, the Corporation shall resume making the regularly scheduled monthly payments of principal and interest due under the note. Additional deferred principal and interest due under the terms of the original agreement are also required in amounts sufficient to amortize the total deferred amount through July 2002.
         - A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to % 6.3%, as described in the amendments.
         - The Corporation will reimburse administrative costs to the EDC in the amount of $50,000 related to the restructuring.

As a condition of the deferral, the EDC was provided with the additional security on all of the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating convenants which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the 6 month periods ended June 30, 1998 and 1997 were $1,029,005 and $428,418 respectively. The increase of 140% is directly attributable to availability of funds leading to better product availability, focused marketing efforts and market conditions.

Over the period of the last nine months the Corporation has developed four DESI products, two of which have been provided by Sun pursuant to its agreement with Caraco. These are currently being validated. It is anticipated that these products will be introduced in the market during the second half of 1998. Management anticipates increased sales volumes as a result of introduction of these products.

Three of the Corporation's ANDA applications are awaiting clearance from the FDA. The Corporation has identified promising candidates for ANDA submission. Work on some of these products has commenced and the technology for four products has been transferred to Caraco from Sun Pharma pursuant to its agreement with Caraco. The approval procedure for ANDA's involves both bioequivalence studies and submittance to FDA, which is a time-consuming process. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bioequivalence studies, or FDA approval.

COST OF SALES

Cost of sales for the 6 month periods ended June 30, 1998 and 1997 were $1,017,532 or 98% and $749,123 or 175% of sales, respectively. The reduced percentage in cost of sales was a direct result of higher sales, lower personnel costs and increased capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 6 month periods ended June 30, 1998 and 1997 have increased by 30%. The increase in attributable to higher levels of activity, higher usage of operating supplies, chemicals and solvents, increased employee compensation costs and legal fees.

RESEARCH AND DEVELOPMENT

Product development expenses for the 6 month periods ended June 30, 1998 and 1997 were $1,203,742 and $721,614, respectively, an increase of 67% demonstrating Caraco's continued commitment to new product development as a means to increase and diversify its product offering. The Corporation plans to continue to expand product development activities, as it believes such efforts are vital to expanding the Corporation's product line and generating future products.

With the infusion of funds and the restructuring of the organization, the focus on new product development has intensified. A development center supported and paid for totally by Sun Pharma and dedicated to provide products to Caraco pursuant to its agreement with Caraco was started in Bombay, India in the third quarter of 1997. This center employs seventeen well-qualified and experienced pharmaceutical researchers. The emphasis, in the future, will be on internal development of products.

The Corporation awaits the approval of three ANDA products from the FDA. Of these one was submitted in 1995, one in 1997 and one subsequent to June 30, 1998.


RESULTS OF OPERATIONS

Operating losses for the 6 month periods ended June 30, 1998 and 1997 were $2,302,128 and $1,892,256 respectively. The operating losses are directly related to net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses.

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

INTEREST EXPENSE

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit and notes payable, was $406,820 and $426,397 for the 6 month periods ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Corporation maintained working capital of  $533,532.
This amount is attributable to funding from Sun Pharma and increased sales. Increased investments in research and development will continue to be reflected in the statement of operations for 1998. The benefits of these costs will not be available in 1998 because of the long lead times for development, biostudies and the FDA approvals.

The Corporation has no material commitments for capital expenditures.   There
is no assurance that the Corporation will be able to successfully obtain additional financing or that any of the Corporation's ANDAs will be approved by the FDA within time parameters anticipated by the management or at all, or that the Corporation will be able to manufacture in commercial quantities and sell profitably any product resulting from FDA approval of an ANDA filed by the Corporation.

YEAR 2000 COMPLIANCE

The Corporation has evaluated the implications of the changeover of existing information technology systems to the year 2000 and believes that all systems will be compliant by 2000. However, there can be no assurance that the Corporation will not incur unanticipated costs or systems interruptions which could have a material adverse effect on the Corporation's business, financial condition or results of operations.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                                  None

ITEM 2.   CHANGES IN SECURITIES

                                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                                  Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders (the "Meeting") of Caraco Pharmaceutical Laboratories, LTD. was held on June 1, 1998 at Detroit, Michigan. Matters voted on at the Meeting and the votes cast for, against or abstained were as follows:

A.        Election of Directors
          ---------------------
                                        Votes For           Votes Withheld
                                        ---------           --------------
          Narendra N. Borkar            10,414,914               11,020
          Phyllis Harrison-Ross         10,417,414                8,520
          Sudhir Valia                  10,414,914               11,020


ITEM 5.    OTHER INFORMATION

           At a meeting on June 1, 1998 the Board of Directors unanimously adopted resolutions reorganizing and reconstituting membership in the standing committees of the Board of Directors as follows:

          Name of Committee                Members Appointed
          -----------------                -----------------
          Audit                            David W. Adamany
                                           Phyllis Harrison-Ross
                                           Sudhir Valia

          Compensation                     David A. Hagelstein
                                           John R. Morris
                                           Dilip Shanghvi

          Finance                          Narendra N. Borkar
                                           Jay F. Joliat
                                           Sudhir Valia

          Executive                        Narendra N. Borkar
                                           David A. Hagelstein
                                           Jay F. Joliat
                                           Dilip Shanghvi
                                           Sudhir Valia

ITEM 6.   EXHIBITS AND REPORTS

          a. The following exhibit is filed as part of this report and is attached hereto:

                     EXHIBIT 27 - Financial Data Schedule

          b. There were no Form 8-K's filed during the second quarter of 1998.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                        By:/s/Narendra N. Borkar
                                           Narendra N. Borkar
                                           Chief Executive Officer (A duly
                                            authorized signatory of the Company)

DATED:  August 11, 1998

                                 EXHIBIT INDEX



EXHIBIT TABLE
   NUMBER                        EXHIBIT                        PAGE
--------------------------------------------------------------------
       27                         Financial Data Schedule
