Form 10QSB
period 1998-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1998-11-13
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes [X]                    No [ ]


Common Stock outstanding at November 10, 1998 - 13,208,683 shares


The total number of pages is
                            ------

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF OPERATIONS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                         THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                -----------------------------------             ---------------------------------
                                                    1998                    1997                   1998                   1997
                                                ------------             ----------             ----------             ----------
Net Sales                                       $    480,959                158,394              1,509,964                586,812
Cost of goods sold                                   370,960                371,780              1,388,492              1,020,903
                                                ------------             ----------             ----------             ----------
GROSS MARGIN (DIFFERENTIAL)                          109,999               (213,386)               121,472               (434,091)
                                                ------------             ----------             ----------             ----------

Selling, general and
 administrative expenses                             446,173                309,176              1,556,032              1,159,113
Research & development costs                         892,975                307,142              2,096,717              1,028,756
                                                ------------             ----------             ----------             ----------
OPERATING LOSS                                    (1,229,148)              (829,704)            (3,531,276)            (2,621,960)
                                                ------------             ----------             ----------             ----------

OTHER INCOME(EXPENSE)
 Interest income                                      10,498                  3,863                 20,775                  3,263
 Interest expense                                   (203,410)              (202,173)              (610,230)              (628,570)
 Other                                                                        6,905                                       (13,462)
                                                ------------             ----------             ----------             ----------
OTHER EXPENSE - NET                                 (192,912)              (191,405)              (589,455)              (638,769)
                                                ------------             ----------             ----------             ----------
NET LOSS                                          (1,422,061)            (1,021,109)            (4,120,732)            (3,260,729)
                                                ------------             ----------             ----------             ----------

Net loss per basic and diluted common share            (0.11)                 (0.10)                 (0.31)                 (0.38)

Weighted average number of
 common shares outstanding                        13,158,683             10,119,732             13,390,950              8,604,106
                                                ============             ==========             ==========             ==========

See accompanying notes

             CARACO PHARMACEUTICAL LABORATORIES LTD.
                    BALANCE SHEET (UNAUDITED)
                        SEPTEMBER 30, 1998
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $   363,172
  Accounts receivables net of allowance of $200,000         510,103
  Inventories                                             1,000,910
  Prepaid expenses and deposits                             206,699
                                                        -----------
TOTAL CURRENT ASSETS                                      2,080,884
                                                        -----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                      197,305
  Building and improvements                               6,682,725
  Equipment                                               3,917,360
  Furniture and fixtures                                    165,319
                                                        -----------
                                                         10,962,709
  Less: Accumulated Depreciation                          3,165,215
PROPERTY, PLANT AND EQUIPMENT, NET                        7,797,494
                                                        -----------
TOTAL ASSETS                                              9,878,378
                                                        ===========


See accompanying notes

              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payables                                                $  1,103,339
  Accrued expenses                                                      136,036
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,239,375
                                                                   ------------

  Notes payable to shareholders                                       2,040,000
  Mortgage                                                            8,880,000
  Accrued Interest                                                    1,623,966
                                                                   ------------
TOTAL LONG-TERM LIABILITIES                                          12,543,966
                                                                   ------------
TOTAL LIABILITIES                                                    13,783,341
                                                                   ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - no par value; authorized 5,000,000 shares;
   issued and outstanding; 285,714 Series A shares                    1,000,000
  Common stock - no par value; authorized 20,000,000 shares;
   13,158,683 shares issued and outstanding                          27,830,340
  Preferred stock dividends                                            (105,000)
  Accumulated deficit                                               (32,630,303)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (3,904,963)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           9,878,378
                                                                   ============


See accompanying notes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                 STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)


                                                                                                              COMMON
                                                 PREFERRED STOCK                  COMMON STOCK                STOCK
                                            ------------------------       -------------------------       SUBSCRIPTION
                                              SHARES        AMOUNT           SHARES          AMOUNT         RECEIVABLE
                                            ------------------------       -------------------------      --------------
Balance at
 December 31, 1996                           285,714       1,000,000       7,842,106       19,646,974         (14,087)

Preferred dividend                                --              --              --               --

Receipt of common stock subscription
 receivable                                       --              --              --               --          14,087

Issuance of common stock                                                   5,309,400        7,650,000      (5,500,000)

Net Loss                                          --              --              --               --              --
Balance at September 30, 1997                285,714     $ 1,000,000      13,151,506      $27,296,974     $(5,500,000)
                                             =======     ===========      ==========      ===========     ===========





                                           PREFERRED
                                             STOCK       ACCUMULATED
                                           DIVIDENDS       DEFICIT         TOTAL
                                          -----------    ------------   ------------
Balance at
 December 31, 1996                                --     (23,731,296)     (3,098,409)

Preferred dividend                           (45,000)                        (45,000)

Receipt of common stock subscription
 receivable                                                                   14,087

Issuance of common stock                                                   2,150,000

Net Loss                                                  (3,360,129)     (3,360,129)
Balance at September 30, 1997            $   (45,000)   $(27,091,425)   $ (4,339,451)
                                         ===========    ============    ============





                                               PREFERRED STOCK                     COMMON STOCK
                                            ---------------------          ----------------------------
                                            SHARES         AMOUNT          SHARES             AMOUNT
                                            ---------------------          ----------------------------
Balance at
 December 31, 1997                          285,714      1,000,000          13,507,083     27,830,340
Receipt of common stock subscription
 receivable                                      --             --                  --             --
Issuance of common stock                                                         1,600
Receipt of common stock                                                       (350,000)

Preferred dividend                               --             --                  --

Net Loss                                         --             --                  --
Balance at September 30, 1998               285,714     $1,000,000          13,158,683   $ 27,830,340
                                            =======     ==========          ==========   ============



                                                 COMMON
                                                  STOCK         PREFERRED
                                               SUBSCRIPTION       STOCK          ACCUMULATED
                                               RECEIVABLE       DIVIDENDS          DEFICIT           TOTAL
                                              -------------   -------------     -------------     ------------
Balance at                                    (4,220,000)          (60,000)      (28,509,571)       (3,959,231)
 December 31, 1997

Receipt of common stock subscription           4,220,000                --                --         4,220,000
 receivable
                                                      --           (45,000)               --           (45,000)
Preferred dividend
                                                      --                --        (4,120,732)       (4,120,732)
Net Loss
Balance at September 30, 1998               $         --      $   (105,000)     $(32,630,303)     $ (3,904,963)
                                            ============      ============      ============      ============

 See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               NINE MONTHS ENDED
                                                                SEPTEMBER - 30
                                                       --------------------------------
                                                            1998               1997
                                                       ---------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (4,120,732)     (3,360,129)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                             428,812         365,850
      Changes in operating assets and liabilities
        which provided (used) cash:
          Accounts receivable                                 (360,456)         23,925
          Inventories                                         (459,927)       (198,629)
          Prepaid expenses and deposits                        237,951         (49,467)
          Accounts payable                                     (55,806)       (304,706)
          Accrued expenses                                     388,498         587,179
                                                        ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       (3,941,660)     (2,935,977)





CASH FLOWS  FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (338,024)         (7,976)
  Proceeds from sale of marketable securities                       --          82,000
                                                        ------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                        (338,024)         74,024
                                                        ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      4,220,000       2,119,087
 Net short-term borrowings                                          --       1,085,000
                                                        ------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                  4,220,000       3,204,087
                                                        ------------------------------


NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                         (59,684)        342,134
Cash and cash equivalents, beginning of period                 422,856          15,421
CASH AND CASH EQUIVALENTS, END OF PERIOD                       363,172         357,555
                                                        ==============================

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest                                              --             451
                                                        ==============================




See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES LTD.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The balance sheet as of September 30, 1998 and the related statements of operations, stockholders' deficit and cash flows for the three and nine months ended September, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

The Corporation has not currently achieved sales necessary to support operations. The Corporation has, as of September 30, 1998, a stockholders' deficit of $3,904,963 and working capital of $841,508. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby:

a) In exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7,500,000 into the Corporation over a period of approximately two years in four installments;
b) The number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product; and
c) Two Caraco shareholders have each agreed to contribute to the Corporation the equivalent up to $500,000 in cash or in shares of Caraco common stock, not to exceed 250,000 each. During 1997, one shareholder director contributed $150,000 in accordance with this agreement, thereby reducing his future obligation to either $350,000 in cash or 100,000 shares. The contributions from the shareholder directors are required to be satisfied within 90 days of receipt of $4,000,000 of the Sun proceeds. As of September 30, 1998 Sun had delivered the entire $7,500,000 investment and the shareholder directors have satisfied their related obligations to the Corporation.

Management's plans include reducing the stockholders' deficit with the infusion of additional funds from alternative sources and generating operating profits by:

         - Introducing in the short-run, DESI products, which do not require lengthy and elaborate FDA approval procedures, thereby strengthening the existing product portfolio.
         - Restructuring and strengthening the Corporation to focus on new product development, reliable supplies to customers, better customer focus, improving the product mix for better contribution, and better utilization of manufacturing capacities.
         - Preparing for mid to long term product releases by the rapid development of products requiring ANDA approvals from FDA. In conjunction therewith, significant investments have been made by Sun Pharma in India to establish a state of the art development center dedicated to Caraco's product development needs. This center commenced operations in the third quarter of 1997.
         - Establishing strategic alliances with leading pharmaceutical companies in manufacturing, development of new products in partnerships and co-marketing.
         - Leveraging the strengths of Sun Pharma in the area of rapid product development in psychiatry, neurology, cardiology and eventually, oncology.
         - Identifying additional funding opportunities to support research and development.

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

3.       LOSS FROM DEFALCATION

During the year ended December 31, 1994, the Corporation determined that approximately $514,000 of Corporation funds had been misappropriated by the Corporation's former controller, a son of the Corporation's former Chairman Emeritus. The misappropriations occurred during the period from January through June of 1994. The Corporation's former Chairman Emeritus reimbursed the Corporation $514,000. In connection with this matter, approximately $56,000 in certain legal and other expenses incurred by the Corporation in conducting an investigation into this matter were paid directly by the former Chairman Emeritus from his personal funds.

On November 1, 1996, the SEC notified the Corporation, through its legal counsel, that its Enforcement Division has tentatively decided not to recommend that the Commission authorize an enforcement action against the Corporation. The SEC further advised that it nevertheless was possible that an action against the Corporation may ultimately result from the investigation. The SEC's investigation had revealed that the defalcation which was reported on October 18, 1994 had also occurred in 1993, as well as in the first half of 1994, and that the defalcation had totaled at least an additional $300,000. On September 4, 1997, the SEC instituted a civil complaint proceeding against the Corporation's former controller and his brother, neither of whom have been associated with the Corporation since June of 1994.

4.       STOCKHOLDER NOTES PAYABLE

During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global Inc., ("Sun"), a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The restructuring agreement provides for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50.

The notes with Sun and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal opportunity in collateral and principal payments based on each creditor's respective share of total debt.

On October 14, 1998, the Corporation borrowed $300,000 from Sun Pharma through an unsecured loan. Interest at 10% will be paid on a yearly basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the nine month periods ended September 30, 1998 and 1997 were $1,509,964 and $586,812 respectively, an increase of 157%. Net sales for the three month periods ended September 30, 1998 and 1997 were $480,959 and $158,394 respectively, an increase of 204%. These increases are directly attributable to improved cash flows leading to better product availability, focused marketing efforts and improved market conditions.

During the last fifteen months, the Corporation has developed 4 DESI products, 2 of which have been provided by Sun Pharma pursuant to its agreement with Caraco. These are currently being validated. It is anticipated that these products will be introduced in the market during the fourth quarter of 1998. Management anticipates increased sales volumes on introduction of these products.

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

COST OF SALES

Cost of sales for the nine month periods ended September 30, 1998 and 1997 were $1,388,492 or 92% and $1,020,903 or 174% of sales, respectively. Cost of sales for the three month periods ended September 30, 1998 and 1997 were $370,960 or 77% and $371,780 or 235% of sales, respectively. The reduced percentage in cost of sales was a direct result of higher sales, and increased capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine month periods ended September 30, 1998 and 1997 were $1,556,032 and $1,159,113 respectively, reflecting an increase of 34%. Selling, general and administrative expenses for the three month periods ended September 30, 1998 and 1997 were $446,173 and $309,176 respectively, reflecting an increase of 44%. The increased percentage in selling, general and administrative expenses is a direct result of increased personnel costs and depreciation.

RESEARCH AND DEVELOPMENT

Product development expenses for the nine month periods ended September 30, 1998 and 1997 were $2,096,717 and $1,028,756, respectively, an increase of 104%. Product development expenses for the three month periods ended September 30, 1998 and 1997 were $892,975 and $307,142, respectively, an increase of 191%.
The increases demonstrate Caraco's continued commitment to new product development as a means to increase and diversify its product offering. The Corporation plans to continue to expand product development activities, as it believes such efforts are vital to expanding the Corporation's product line and generating future products. The Corporation has as of date, successfully completed the clinical studies for bioequivalence for one ANDA product and submitted the product for FDA approval. With the infusion of funds and the restructuring of the organization, the focus on new product development has intensified. A development center supported and paid for totally by Sun Pharma and dedicated to provide products to Caraco pursuant to its agreement with Caraco was started in Bombay, India in the last quarter of 1997. This center employs seventeen well-qualified and experienced pharmaceutical researchers. The emphasis, in the future, will be on internal development of products.

RESULTS OF OPERATIONS

Net losses for the nine month periods ended September 30, 1998 and 1997 were $4,120,732 and $3,360,129 respectively. Net losses for the three month periods ended September 30, 1998 and 1997 were $1,422,061 and $1,021,109 respectively. The operating loss is directly related to net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses.

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

INTEREST EXPENSE ACCRUED BUT NOT PAID

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit, was $610,230 and $628,570 for the nine month periods ended September 30, 1998 and 1997, respectively. The interest expense for the three month periods ended September 30, 1998 and 1997 were $203,410 and $202,173, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Corporation maintained working capital of $841,508. This amount is attributable to funding from Sun Pharma and increased sales. Management estimates that, at its currently planned and anticipated level of operations, the Corporation will experience a progressive reduction in the present level of operating losses in 1998. However, increased investments in research and development will continue to be reflected in the Statement of Operations during 1998. The benefits of these costs will not be available in 1998 because of the long lead times for development, biostudies and the FDA approvals.

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

YEAR 2000 COMPLIANCE

The Corporation has evaluated the implications of the changeover of existing information technology systems to the year 2000 and believes that all systems will be compliant with 2000. However, there can be no assurance that the Corporation will not enter unanticipated costs or systems interruptions which could have a material adverse effect on the Corporation's business, financial condition or results of operations.

                           PART II - OTHER INFORMATION


Item 5.     Other Information

     On September 22, 1998 the Board of Directors approved an employment agreement between the Corporation and Narendra N. Borkar, attached hereto as
EXHIBIT 10.71.




Item 6.     Exhibits and Reports

A.   Exhibits

10.71 Employment Agreement between the Corporation and Narendra N. Borkar dated September 22, 1998.

B. Reports

         There were no reports on Form 8-K filed third quarter 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                      By: /s/Narendra N. Borkar
                                         -------------------------------------
                                          Narendra N. Borkar
                                          Chief Executive Officer (A duly
                                           authorized signatory of the company)


DATED:  November 10, 1998

                                  EXHIBIT INDEX



EXHIBIT TABLE
   NUMBER                      EXHIBIT                        PAGE
------------------------------------------------------------------


    10.71         Employment Agreement between
                   the Corporation and Narendra N. Borkar,
                   dated September 22, 1998

    27            Financial Data Schedule