Form 10KSB
period 1998-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1999-03-18
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $2,663,633

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                   $16,409,045
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
           COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 19, 1999)


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF MARCH 15, 1999, THERE WERE 14,585,818 COMMON SHARES OUTSTANDING

                      Documents Incorporated By Reference:

         Portions of the Annual Report to Stockholders for the Year Ended December 31, 1998 are incorporated by reference into Part II.

         Portions of the definitive Proxy Statement dated April 27, 1999 in connection with the Annual Meeting of Stockholders to be held on June 2, 1999, are incorporated by reference into Part III.

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

       Up to 1996, a significant source of funding for the Corporation has been from private placement offerings and from the Economic Development Corporation of the City of Detroit (the "EDC"), which, pursuant to Section 108 of the Housing and Community Development Act of 1974, loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"), and amended August 5, 1997 (the "Amended EDC Agreement"). (See "EDC Financing" below). In 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") completed an agreement whereby in exchange for 5,300,000 shares of Caraco common stock, Sun Pharma agreed to invest $7.5 million into the Corporation over a period of approximately two years in four installments. Caraco received the final installment in 1998. Sun Pharma will also provide the Corporation with products in exchange for shares of Common Stock. (See "Sun Pharmaceutical Industries Ltd." below.) The Corporation commenced a private placement of common stock in 1998 to raise up to $5 million. As of December 31, 1998, the Corporation has raised $1,161,000.

CURRENT STATUS OF CORPORATION

       The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.") Debt at December 31, 1998 includes a note payable to the EDC in the amount of $8,880,000 related to funds advanced to the Corporation pursuant to the EDC Agreement. The Amended EDC Agreement included deferral of scheduled principal and interest payments for the period April 1996 to January 1999 until February 1999 to aid the Corporation in achieving adequate cash flows to assure Caraco's ability to fund its current operations and continue to develop products. (See "EDC Financing" below.) The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made the scheduled February and March 1999 payments of approximately $168,000 each. The Corporation intends to commence payments upon final resolution of the restructured terms. As disclosed above, Sun Pharma has, as of December, 1998, remitted a total of $7.5 million to the Corporation for the purchase of common shares. Sun Pharma has also agreed to lend the Corporation up to $5.3 million as an unsecured loan, on an as needed basis at an annual interest rate of 10%. As of December 31, 1998, Sun Pharma has loaned the Corporation $300,000 of the $5.3 million. Caraco is currently focusing its efforts on developing additional products, strengthening its current relationships and developing new alliances with industry partners in order to increase usage of its underutilized plant capacity and increase revenues. Caraco intends to seek adequate financing to fund the foregoing objectives and current operations.

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

CARACO'S PRODUCTS AND PRODUCT STRATEGY

       Caraco's present product portfolio includes nine products in 14 strengths in 33 package sizes. In 1997, the Corporation introduced Metoprolol Tartrate (See "Hexal-Pharma GmbH & Co., Kg" below) and Paromomycin into its product line. The Corporation developed an ANDA product, Selegeline Hcl, for Apotex, Inc. (See "Apotex, Inc." below) which was approved by the FDA in June, 1997. The Corporation is currently manufacturing the product for Apotex for sale under the Apotex label.

       In 1998, the Corporation introduced two (2) DESIs into the marketplace and completed two (2) ANDA submissions to the FDA. Currently, three (3) DESI products have been developed and are ready for marketing.

       During 1998, Sun Pharma's dedicated development laboratory in Bombay was actively working on multiple ANDA submissions and the introduction of DESI products for 1999 in connection with its agreement with the Corporation. (See "Sun Pharmaceutical Laboratories Ltd." below.) To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to four ANDAs and two DESI products. To date, including the transfer of technology by Sun Pharma, the Corporation has 21 products in various stages of active development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to develop four (4) to six (6) products each year.

       The Corporation is in the process of negotiating strategic alliances with two pharmaceutical companies for product development, manufacturing and/or marketing.

HEXAL-PHARMA GMBH & CO., KG

       The Corporation and Hexal-Pharma GmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal") entered into an agreement dated as of October 1, 1993, pursuant to which Hexal has agreed to convey to the Corporation the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Products"). Hexal will receive royalties on the yearly sales of each Product. The Corporation filed an ANDA in March 1995, in which it received approval from the FDA in December 1996. The product, Metoprolol Tartrate, was introduced in 1997. (See "Caraco's Products and Product Strategy".) Hexal has decided not to proceed with the development of the second product.

       In addition, the Corporation has granted to Hexal, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 a share; and
(ii) a Product Option to purchase shares at an exercise price of $1 3/8 as of December 10, 1996, per share. These options may be exercised and payment for shares may be made only out of royalties (and any interest earned on the royalties while held by the Corporation) payable to Hexal for sales of the related product.

       The Agreement provides that the Corporation will hold all royalties until receipt of Hexal's written instructions either to pay the royalties in cash or to apply the royalties held to the exercise of the related options. While a Sign-Up Option remains unexercised, the Corporation will accrue the amount of royalties attributable to the related Product. If Hexal shall fail to deliver to the Corporation, within 36 months after a given year's royalties on sales of that Product become payable, its written instructions to apply those funds to the exercise of the related Sign-Up Option, the number of shares subject to that option shall be reduced by that many number of shares which the accrued royalties paid in cash could have purchased. Thereafter, each year's royalties for sales of a Product will be held by the Corporation for a maximum of five years, during which period Hexal may direct that the royalties be paid to it in cash or applied to the exercise of the related Product Option. Any royalties paid in cash to Hexal may not thereafter be applied to the exercise of a Sign-Up or a Product Option.

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

Clonmel has granted the Corporation the exclusive right to manufacture and market these products in the United States, including its territories and Puerto Rico, and in Canada; and the Corporation has agreed to pay royalties to Clonmel on net sales (as defined) of these products for five years from the date on which the marketing of the respective product commences. The formulations were delivered to the Corporation in 1994 and a bioequivalency study of one of the products was conducted and an ANDA was filed in January 1997. The second product is not currently being pursued due to changing market conditions and technical issues. There can be no assurance that the Corporation will receive FDA approval of the ANDA which has been filed or when FDA approval will be forthcoming; nor that the Corporation will be able to manufacture and sell the product profitably. The Corporation anticipates product introduction in the marketplace in the year 2000.

APOTEX, INC.

       In June 1994, the Corporation announced its agreement to develop and manufacture one or more generic drug products for Apotex U.S.A., the New York based subsidiary of Apotex, Inc., reportedly the largest wholly-Canadian-owned pharmaceutical company. The Corporation formulated the first product Selegeline Hcl in 1995 and an ANDA was filed in March 1996. The ANDA was approved by the FDA in June 1997, and the product is currently being marketed by Apotex. (See "Caraco's Products and Product Strategy".)

SUN PHARMACEUTICAL INDUSTRIES LTD.

       In 1997, Sun Pharma and the Corporation entered into an agreement pursuant to which, during a five year period, Sun Pharma shall sell to Caraco the right to develop, manufacture and sell 25 generic pharmaceutical products, (provided that any product which is a DESI (drug efficiency study implementation) product only counts as 1/3 of a product), in exchange for 544,000 shares of Caraco Common Stock for each product (181,333 shares, for each DESI product). As of December 31, 1998, Sun Pharma has earned 1,269,333 shares for two ANDAs and one DESI product. Such shares will be issued in 1999.

       In connection therewith Sun Pharma has invested in a dedicated development laboratory employing 26 scientists (six PhDs, pharmacy graduates, analytical chemists and regulatory professionals) in Bombay, India, to facilitate speedy development of new products and smooth technology transfer. (See also "Caraco's Products and Product Strategy".)

EDC FINANCING

       Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned approximately $9.1 million to the Corporation in 1990 in accordance with the EDC Agreement. These funds were used to pay the direct costs of acquiring land and constructing thereon the Corporation's pharmaceutical manufacturing facility and executive offices. (See Item 2. "Description of Property.") In 1993, repayment of this indebtedness was personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse. (See "Current Status of Corporation", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Financial Statements.)

       On August 5, 1997, the Corporation and EDC restructured the Corporation's loan from the EDC, pursuant to a Second Note and Modification Agreement ("Modification Agreement"), in connection with the Corporation's default on such loan. Among other things, the Modification Agreement modified the previous note then in effect (the "Note") to provide that the regularly scheduled monthly payments which would otherwise be due and payable during the period from April 1, 1996 through and including January 1, 1999 (the "Deferred Payments") would be deferred until February 1, 1999. On February 1, 1999, Caraco is required to resume making regularly scheduled monthly payments of principal and interest, together with additional payments of principal and interest in an amount sufficient to amortize the total amount of: (i) the Deferred Payments, and (ii) accrue interest on that portion of the currently outstanding indebtedness that would have been amortized by the Deferred Payments, commencing on the date when due under the terms of the original loan agreement, at the rate set forth in the note over a period of 42 consecutive months commencing on February 1, 1999 and ending on July 1, 2002 ("Additional Payments"). In the event, however, that with respect to the first quarter of operation in which Caraco's operating income before federal income taxes plus depreciation exceeds $500,000 on the first day of the six months succeeding such quarter, the regularly scheduled payment required to be made shall resume and the Additional Payments shall commence, provided, however, that the Additional Payments shall be reduced to the amount necessary to amortize the total of the sums set forth in (i) and (ii) above over a 42 month period commencing on the first day of the six months succeeding such quarter. During the month of December 1998 the Corporation approached the EDC regarding reconsideration of the repayment terms. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made the scheduled February or March 1999 payments of approximately $168,000 each. The Corporation intends to commence payments upon final resolution of the restructured terms.

       The mortgage is a first priority mortgage lien against the property and may not be subordinated to the lien on any other mortgage or encumbrance except as otherwise provided in the Modification Agreement. In addition, Caraco has granted EDC a continuing security interest in all of its assets, accounts, equipment, proceeds thereof, ANDAs and in the products to be provided by Sun to Caraco under its agreement with Caraco. See "Sun Pharmaceutical Industries Limited" above. In addition to other covenants, Caraco has agreed that its capital expenditures will not exceed $2 million without the consent of the EDC and it will not redeem any of its outstanding shares, pay any dividends with respect to its outstanding common shares or merge or consolidate with any other corporation or other entity without the prior written consent of the EDC.

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

       The top five drug wholesalers in 1998 accounted for over $45 billion in sales. Caraco's product line is now represented in these top drug wholesalers; McKesson Drug, Bergen Brunswig, Cardinal, Ameri Source and Bindley. Caraco's products are now stocked by many other drug wholesalers, partly as a result of the Corporation's arrangements discussed below with buying groups.

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

       A large number of buying groups of retail pharmacists, hospitals, nursing homes and other regional or functionally similar categories of drug purchasers use their members' combined purchasing power to induce drug manufacturers or other vendors to submit bid prices at which their members may individually purchase products through designated wholesalers. The Corporation as part of its ongoing marketing efforts, is pursuing arrangements with additional wholesalers and expanding its sales network of buying groups, wholesalers, hospitals and hospital chains, nursing and retirement home groups, state and federal government agencies, and retail pharmacies. As and if the Corporation's financial resources permit the increase in personnel, these efforts will be expanded as discussed below.

SALES AND CUSTOMERS

       Still a small organization with a relatively limited product line, Caraco has only a small sales organization. At the present time, the Corporation's sales department consists of five employees. As the product line grows and sales increase, management intends to increase its sales personnel as its resources permit. This will enable the Corporation to expand sales coverage to more generic drug purchasers which, in turn, the Corporation believes, will generate additional sales volume.

       Shipments to one wholesale customer accounted for approximately 13% and 20% of net sales in 1998 and 1997, respectively. Balances due from this customer represented approximately 13% and 9% of accounts receivable at December 31, 1998 and 1997, respectively.

       Shipments to another wholesale customer accounted for approximately 17% and 24% of net sales in 1998 and 1997, respectively. Balances due from this customer represented approximately 2% and 16% of accounts receivable at December
31, 1998 and 1997, respectively.

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

       An outline of research and development expenses for 1997 and 1998 follows (000's):
                                     1998                 1997

            Employee Costs          $1,212              $   760
            Raw Materials/Supplies     377                  146
            Bioequivalency Studies     421                    0
            Laboratory Expenses        447                  404
            Other                      393                  136
                                    ------              -------
                                    $2,850               $1,446
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

       The Drug Enforcement Agency ("DEA") conducts inspections bi-annually. During the DEA's 1998 inspection of the Corporation, no items of noncompliance were noted. Although management believes that the Corporation is in compliance with the FDA's cGMP's, there can be no assurance that, as the Corporation endeavors to engage in increasing drug manufacturing activities, it will be able to maintain a successful compliance program. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Corporation will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. If the Corporation should fail to maintain full compliance, it may be the target of any of the range of enforcement remedies available to the government described above.

       Each domestic drug product manufacturing establishment must be registered with the FDA. Establishments handling controlled substances must be licensed by the DEA.

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

       The Corporation believes that it is in compliance with environmental laws.

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

EMPLOYEES

       As of December 31, 1998, the Corporation had 43 full-time employees, of which 12 are engaged in research and development, seven in quality assurance, five in quality control, two in administration, five in sales and marketing, two in materials management, three in facility management, and seven in manufacturing. Most of the Corporation's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Corporation has never experienced a work stoppage.

PRODUCT LIABILITY AND INSURANCE

       The Corporation currently has in force general and product liability insurance, with coverage limits of $5 million per incident and in the aggregate. The Corporation's insurance policies provide coverage on a claim made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate to cover the Corporation's liabilities, should they occur.

ITEM 2. DESCRIPTION OF PROPERTY.

       The Corporation's 70,611 square foot facility, which was designed and constructed to the Corporation's specifications and completed in 1992, contains its production, packaging, research and corporate office. It is on a four acre site acquired by the Corporation from the EDC of the City of Detroit pursuant to a mortgage loan. (See "EDC Financing" above.) This manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar air flow design. This system of air flow provides a measurable control of air borne particulate entrapment in each room.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth the high and low bid information for the Corporation's Common Stock for each full quarter from January 1, 1997 through December 31, 1998, as disclosed on the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

        PERIOD                     HIGH BID       LOW BID

Quarter Ended March 31, 1997        1 5/16         1 1/8
Quarter Ended June 30, 1997            3/4         13/20
Quarter Ended September 30, 1997    1 3/16        1 3/16

PERIOD                             HIGH BID                    LOW BID

Quarter Ended December 31, 1997       3/4                       5/8
Quarter Ended March 31, 1998          7/8                       17/20
Quarter Ended June 30, 1998           15/16                     9/10
Quarter Ended September 30, 1998      17/20                     4/5
Quarter Ended December 31, 1998       5/8                       3/5

       As of March 15, 1999 there were approximately 143 holders of the Corporation's Common Stock.

       On September 22, 1998, in connection with his execution of an employment agreement, Narendra N. Borkar, the Chief Executive Officer of the Corporation, was granted a stock bonus of 50,000 shares of Common Stock and granted a stock option to purchase up to 150,000 shares of Common Stock at an exercise price of $.66 per share. The option vests 20% per year over a five-year period commencing on September 22, 1999. The option terminates on September 22, 2004. The grant of the Common Stock and the grant of the stock option were made pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

       In December 1998, the Corporation commenced a private placement offering to accredited investors of shares of Common Stock. Through December 31, 1998, 1,319,317 share of Common Stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

DIVIDEND POLICY

         The Corporation has not declared or paid any dividends and does not intend to declare or pay any dividends in the foreseeable future. The Corporation intends to employ all available funds in the development of its business. The Corporation's Series A Preferred Stock contains provisions restricting the payment of dividends to the holders of the Common Stock unless the holders of the Series A Preferred Stock have been paid the dividends to which they are entitled. Dividends have been accrued, but not paid, on the Series A Preferred Stock on a cumulative basis since January 1, 1997. In addition the loan agreement with the EDC includes a covenant restricting the payment of dividends during the Deferral Period (see "EDC Financing").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation's consolidated results of operation and financial condition. The discussion should be read in conjunction with the consolidated statements and notes thereto.

         The discussion in this section contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements include statements regarding the intent, belief and current expectations of the Corporation and its management. Such forward-looking statements are not guarantees of the future performance of the Corporation, and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) variations in quantity results; (iii) success in obtaining additional financing;
(iv) success in amending the EDC Agreement; (v) governmental restrictions on the sale of certain products; (vi) obtaining FDA approvals (vii) successful manufacturing and marketing of commercially viable products on a timely basis;
(viii) dependence on key personnel; (ix) development by competitors of new or superior products or new technology for the production of products or the entry into the market of new competitors; (x) integrity and reliability of the Corporation's data; and (xi) other risks identified from time to time in the Corporation's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

         The Corporation has historically experienced limited sales, operating losses and cash flow difficulties. Funding for operations and new-product development has been severely restricted. The management team spent most of 1997 and 1998 finding investors and partners to provide necessary equity funding to enable the Corporation to continue operations. In 1997, the management team completed several pivotal financing agreements on behalf of the Corporation. Among them were agreements with Sun Pharma of India, the EDC, and several shareholder directors.

         In 1997, Sun Pharma entered into an agreement to purchase 5.3 million shares of Caraco's common stock for $7.5 million in cash. The $7.5 million was paid to Caraco and related shares were issued in 1997 and 1998. The funds were utilized for reduction of past due trade accounts and taxes, enhance research and development, and other general corporate purposes. In addition, Sun Pharma agreed to transfer technology for 25 drugs, over five years, in exchange for 544,000 shares of Caraco common stock for each ANDA product and 181,333 shares of Caraco stock for each DESI product. During 1998 Sun Pharma has earned the right to receive 1,269,333 common shares having delivered two (2) ANDA and one
(1) DESI product. Such shares will be issued in 1999. (See "Current Status of Corporation" and "Sun Pharmaceutical Industries Ltd.")

       The EDC loaned approximately $9.1 million to the Corporation in 1990 to acquire land and construct the Corporation's current manufacturing and executive offices. In 1997, the EDC agreed to restructure the Corporation's mortgage and equipment loan, then totaling $8.8 million, wherein principal and interest payments were deferred to February 1999. During the month of December 1998 the Corporation approached the EDC regarding reconsideration of the repayment terms, which were scheduled to begin February 1999. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made the scheduled February and March 1999 payments. The Corporation intends to commence payments upon final resolution of the amended terms. (See "EDC Financing".)

         In 1996 and 1997, three shareholder directors and Sun Pharma Global loaned approximately $2 million to the Corporation on an unsecured basis for working capital purposes. The directors and Sun Pharma Global have agreed to convert interest totaling

$533,366, due August 1999, into payment in common shares of the Corporation's stock, at the rate of $1.50 per share.

         In October 1998, the Corporation borrowed $300,000 on an unsecured basis from Sun Pharma for working capital purposes. Interest at 10% will be paid on an annual basis.

         In addition to financing activities, principal management efforts in 1998 focused on sales and marketing, research and development, and operational improvements specifically in manufacturing, quality control, and quality assurance.

NET SALES

         Net sales for the years ended December 31, 1998 and 1997 were $2,663,633 and $871,573, respectively. The approximate 205% increase was attributable to several factors: the availability of funds leading to better product availability; improved sales and marketing; favorable market conditions for generic drugs in general and the Corporation's mix of generic drugs in particular; sales to new customers including new distributors, retail drug store chains and managed care entities; the full-year impact of sales of two new products, and the partial year impact of sales of one new product; along with contract manufacturing for third parties. Sales increased each quarter over the prior year's comparable quarters. Fourth quarter sales were $1.1 million, reflecting an annualized rate $4.4 million.

COST OF SALES

         Though net sales rose 205% in 1998 over 1997, the cost of sales for 1998 rose by only 34% over 1997. Cost of sales for the years ended December 31, 1998 and 1997 were $2,244,932, or 84% of net sales, compared to $1,673,102, or
192% of net sales, in 1997. The improvement in 1998 resulted from various factors, including strict cost controls in manufacturing and utility expense areas, purchasing of raw materials at competitive prices, improved inventory management, higher manufacturing volumes, and better plant utilization. Plant capacity utilization has been enhanced by the introduction of new products, increased batch sizes and contract manufacturing for third parties.

GROSS PROFIT (DIFFERENTIAL)

         In the year 1998, the Corporation posted a positive gross profit of $418,701, compared with a gross loss of ($801,529) for 1997. The improvement in 1998 represents higher sales volumes, higher-margin product mix, and strict cost control measures, as noted above.

RESULTS OF OPERATIONS

         Net losses for the years ended December 31, 1998 and 1997 were ($4,971,574), and ($4,778,275), respectively. The net losses were principally related to inadequacy of sales volume to absorb fixed operating expenses, and higher research and development costs, particularly higher personnel costs associated with new product development. Research and development personnel at the Corporation's headquarters complex totaled 12 at year end 1998, versus 3 at year end 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

         SG&A Expenses at $1,778,866 in 1998 were maintained at almost the same level of 1997 of $1,704,623. The nominal increase is attributable to increases in employee compensation costs, legal fees and consulting charges for professional services. These slightly higher costs were offset somewhat by a reduction in the number of employees.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

         Research and Development Expenses for 1998 rose 97% to $2,850,301, from $1,446,862 in 1997. The increase reflects the availability of funds and the Corporation's commitment to new product development as a means to increase and diversify its product offerings. Included in the research and development expenses were those for staff comprising 12 drug researchers, noted above, and direct expenses for the development of generic drugs and preparation of drug applications to the FDA. In 1998, the Corporation introduced two new products into the marketplace, completed two ANDA submissions to the FDA and had a total of 21 generic drugs in various stages of active development.

INTEREST INCOME

         Interest income for 1998 was $42,209, compared with $6,417 for 1997. Interest income results from short-term interest earning deposits.

INTEREST EXPENSE

         Interest expense of $803,317 and $817,586 for the years ended December 31, 1998 and 1997 respectively was incurred primarily in connection with the Corporation's mortgage obligation to the Economic Development Corporation of Detroit.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Corporation's working capital was $405,818 compared with working capital of $239,243 at December 31, 1997. The increase principally reflects the Corporation's higher sales volume and funding from Sun Pharma relative to its 1997 agreement with the Corporation. Subsequent to December 31, 1998, Sun Pharma agreed to establish a $5.3 million unsecured credit line facility for use by Caraco for research and development, working capital and other corporate purposes.

FUTURE OUTLOOK

         Management's plan with regard to improving profitability, cash flows and operations include infusion of additional funding from Sun Pharma in the amount of $5.3 million unsecured credit and generating operating profits by:

1. Focusing on research and development with a staff of 12 scientists as compared to three in the previous year. Additionally, continued support from Sun Pharmaceutical Industries having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in the pharmaceutical development.

2. The research and development team has already established bio-equivalence of three ANDA products, out of which two have been filed with the FDA for approval. Further, three DESI products have been developed and are ready for marketing. The team is presently working on 21 products which are in different stages of development. There is no assurance, however, that any of these products will be developed and marketed. The Corporation expects to complete the development of four to six products each year.

3. The Corporation intends to increase the width and depth of product portfolio to serve the customers effectively.

4. With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve substantially, resulting in better cost absorption and improved margins.

5. The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

6. The Corporation is presently evaluating alliances with leading companies for manufacturing and development of new pharmaceutical products.

YEAR 2000

         The Corporation uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers have confirmed to the Corporation that such products are Year 2000 compliant. Consequently, the Corporation does not expect to incur any significant costs to become Year 2000 compliant. The Corporation has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Corporation's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Corporation's business or operations could be adversely affected. The Corporation has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.

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

10.08 Agreement, dated October 20, 1993, between Registrant and Clonmel Chemicals Co., Ltd.*

10.09        Form of 1993 Stock Option Plan.*

10.12        Employment Agreement, dated October 22, 1993, with Robert
             Kurkiewicz.*

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

10.37        Loan Agreement dated October 18, 1996 with Jay F. Joliat.*****

10.38        Secured Promissory Note dated November 15, 1996 with David A.
             Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.*****

10.39        Secured Promissory Note dated November 15, 1996 with Jay F.
             Joliat.*****

10.40        Secured Promissory Note dated November 15, 1996 with John R.
             Morris.*****

10.42 Subordination Agreement, dated December 23, 1996, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93 and John R. Morris.*****

10.43 Secured Promissory Note dated December 23, 1996 with Sun Pharma Global, Inc. *****

10.44        Security Agreement dated December 23, 1996 with Sun Pharma Global
             Inc.*****

10.46 Secured Promissory Note dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.47 Inter-Creditor Agreement, dated January 30, 1997, between Sun Pharma Global, Inc., Jay F. Joliat, individually, and as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust, u/a/d 4/8/82, David A. Hagelstein, individually, and as Trustee of the TTEE David Hagelstein Trust, u/a/d 10/27/93. *****

10.48 Security Agreement dated January 30, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.49 Secured Promissory Note dated February 3, 1997 with Jay F. Joliat, as Trustee of the Jay F. Joliat Qualified Terminable Interest Marital Trust u/a/d April 8, 1982.*****

10.50        Secured Promissory Note dated February 11, 1997 with David A.
             Hagelstein as Trustee of the TTEE David Hagelstein Trust UA 10-27-93.*****

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

10.56        Allonge to Promissory Note of November 15, 1996 - Jay F.
             Joliat.*****

10.57        Allonge to Promissory Note of November 15, 1996 - John R.
             Morris.*****

10.58        Allonge to Promissory Note of November 15, 1996 - David A.
             Hagelstein.*****

10.59        Allonge to Promissory Note of November 15, 1996 - John R.
             Morris.*****

10.60 Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997.******

10.61 Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated s of April 23, 1997.******

10.62        Registration Rights Agreement dated as April 1997.******

10.63        Stock Pledge Agreement dated as July 28, 1997.******

10.64        Contribution Agreement dated as of March 27, 1997.******

10.65        Addendum to Contribution Agreement dated as of July 27, 1997.******

10.66        Second Note and Mortgage Modification Agreement.*******

10.67        Debt Conversion Agreement.*******

10.70 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997.

10.71        Employment Agreement dated September 22, 1998 with Narendra N.
             Borkar.********

27           Financial Data Schedule
----------

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

****** Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of August 13, 1997.

******* Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally field on or about March 30, 1998, as Commission File No. 0-24676.

******** Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of November 13, 1998.

(b)          Reports on Form 8-K

             None


                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1999.

                           CARACO PHARMACEUTICAL LABORATORIES, LTD.

                           By: /s/ Narendra N. Borkar
                              ---------------------------------------------
                              Narendra N. Borkar
                              Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.
/s/ Narendra N. Borkar
-----------------------    Director and Chief Executive Officer (Principal
Narendra N. Borkar         Executive Officer and Principal Financial Officer)

/s/ David W. Adamany
-----------------------
David W. Adamany           Director

/s/ David A. Hagelstein
-----------------------
David A. Hagelstein        Director

/s/ Phyllis Harrison-Ross
--------------------------
Phyllis Harrison-Ross         Director

/s/ Jay F. Joliat
--------------------------
Jay F. Joliat                 Director

/s/ John R. Morris
--------------------------
John R. Morris                Director

--------------------------
Dilip S. Shanghvi             Chairman of the Board

--------------------------
Shantilal Shanghvi            Director

--------------------------
Sudhir Valia                  Director

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS



                              FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT                                                 F-1

Balance Sheet - December 31, 1998                                            F-2

Statements of Operations for the years ended December 31, 1998 and 1997      F-4

Statements of Stockholders' Deficit for the years ended December 31, 1998
and 1997                                                                     F-5

Statements of Cash Flows for the years ended December 31, 1998 and 1997      F-6

Notes to Financial Statements                                                F-7

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
CARACO PHARMACEUTICAL LABORATORIES, LTD.
Detroit, Michigan


We have audited the accompanying balance sheet of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 1998, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

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



                                                          REHMANN ROBSON, PC

Farmington Hills, Michigan
March 12, 1999

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                BALANCE SHEET

--------------------------------------------------------------------------------

                                           ASSETS                                                    DECEMBER 31,
                                                                                                        1 9 9 8
                                                                                                  -------------------
CURRENT ASSETS
     Cash and cash equivalents                                                                    $           823,576
     Accounts receivable, net of allowances of $100,000                                                       473,190
     Inventories                                                                                            1,269,543
     Prepaid expenses and deposits                                                                            188,775
                                                                                                  -------------------

TOTAL CURRENT ASSETS                                                                                        2,755,084
                                                                                                  -------------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                                                     197,305
     Buildings and improvements                                                                             6,682,725
     Equipment                                                                                              3,911,973
     Furniture and fixtures                                                                                   165,319
                                                                                                  -------------------

     Total                                                                                                 10,957,322
     Less accumulated depreciation                                                                          3,288,372
                                                                                                  -------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                                           7,668,950
                                                                                                  -------------------










TOTAL ASSETS                                                                                              $10,424,034
                                                                                                  ====================

   The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                 BALANCE SHEET
                                  (continued)
--------------------------------------------------------------------------------

                            LIABILITIES AND STOCKHOLDERS' DEFICIT                                     DECEMBER 31,
                                                                                                        1 9 9 8
                                                                                                  ------------------
CURRENT LIABILITIES
     Accounts payable                                                                             $          848,316
     Accrued expenses                                                                                         44,950
     Accrued interest                                                                                        510,000
     Current portion of long-term debt                                                                     1,336,000
                                                                                                  ------------------

TOTAL CURRENT LIABILITIES                                                                                  2,739,266
                                                                                                  ------------------

LONG-TERM LIABILITIES
     Note payable - net of current portion                                                                 7,544,000
     Notes payable to stockholders                                                                         2,340,000
     Accrued interest                                                                                      1,256,073
     Preferred stock dividends payable                                                                       120,000
                                                                                                  ------------------

TOTAL LONG-TERM LIABILITIES                                                                               11,260,073
                                                                                                  ------------------

TOTAL LIABILITIES                                                                                         13,999,339
                                                                                                  ------------------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 10)

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 285,714 Series A shares                                                      1,000,000
     Common stock, no par value, authorized 20,000,000 shares;
       issued and outstanding 14,528,000 shares                                                           29,025,840
     Preferred stock dividends                                                                              (120,000)
     Accumulated deficit                                                                                 (33,481,145)
                                                                                                  ------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                               (3,575,305)
                                                                                                  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                              $10,424,034
                                                                                                  ==================




   The accompanying notes are an integral part of these financial statements.

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                           STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                  1 9 9 8                1 9 9 7
                                                                             -------------------    ------------------

Net sales                                                                          $  2,663,633          $    871,573

Cost of goods sold                                                                    2,244,932             1,673,102
                                                                             -------------------    ------------------

GROSS PROFIT (DIFFERENTIAL)                                                             418,701              (801,529)

Selling, general and administrative expenses                                          1,778,866             1,704,623
Research and development costs                                                        2,850,301             1,446,862
                                                                             -------------------    ------------------

OPERATING LOSS                                                                       (4,210,466)           (3,953,014)
                                                                             -------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                                  (803,317)             (817,586)
     Interest income                                                                     42,209                 6,417
     Gain on disposal of equipment                                                            -                 7,179
     Other                                                                                    -               (21,271)
                                                                             -------------------    ------------------

OTHER EXPENSE - NET                                                                    (761,108)             (825,261)
                                                                             -------------------    ------------------

NET LOSS                                                                           $ (4,971,574)         $ (4,778,275)
                                                                             ===================    ==================

Net loss per basic and diluted common share                                        $      (0.40)         $      (0.57)
                                                                             ===================    ==================





The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------



                              PREFERRED STOCK                 COMMON STOCK
                         --------------------------  ------------------------------
                            SHARES        AMOUNT         SHARES          AMOUNT
                         ----------  --------------  -------------  ---------------

Balance at
  January 1, 1997          285,714   $   1,000,000      7,842,106   $   19,646,974

Receipt of common stock
     subscription                -               -              -                -

Preferred stock dividends        -               -              -                -

Issuances of common stock        -               -      5,664,977        8,183,366

Net loss                         -               -              -                -
                         ---------   -------------   ------------   --------------

Balance at
  December 31, 1997        285,714       1,000,000     13,507,083       27,830,340

Preferred stock dividends        -               -              -                -

Issuances of common stock        -               -      1,370,917        1,195,500

Retirement of common stock       -               -       (350,000)               -

Net loss                         -               -              -                -
                         ---------   -------------   ------------   --------------

Balance at
  December 31, 1998        285,714     $ 1,000,000     14,528,000     $ 29,025,840
                         =========   =============   ============   ==============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------

                                COMMON
                                STOCK           PREFERRED
                             SUBSCRIPTION        STOCK        ACCUMULATED
                              RECEIVABLE       DIVIDENDS        DEFICIT           TOTAL
                           ----------------  -------------  ----------------  --------------

Balance at
  January 1, 1997          $       (14,087)  $          -   $   (23,731,296)  $  (3,098,409)

Receipt of common stock
     subscription                   14,087              -                 -          14,087

Preferred stock dividends                -        (60,000)                -         (60,000)

Issuances of common stock       (4,220,000)             -                 -       3,963,366

Net loss                                 -              -        (4,778,275)     (4,778,275)
                           ---------------   ------------   ---------------   -------------

Balance at
  December 31, 1997             (4,220,000)       (60,000)      (28,509,571)     (3,959,231)

Preferred stock dividends                -        (60,000)                -         (60,000)

Issuances of common stock        4,220,000              -                 -       5,415,500

Retirement of common stock               -              -                 -               -

Net loss                                 -              -        (4,971,574)     (4,971,574)
                           ---------------   ------------   ---------------   -------------

Balance at
  December 31, 1998        $             -   $   (120,000)     $(33,481,145)  $  (3,575,305)
                           ===============   ============   ===============   =============






The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                       1 9 9 8               1 9 9 7
                                                                              -------------------     -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $        (4,971,574)   $       (4,778,275)
    Adjustments to reconcile net loss to
      net cash used in operating activities
       Depreciation                                                                       551,969               486,942
       Non cash interest expense                                                          204,000               210,323
       Gain on disposal of equipment                                                            -                (7,179)
       Realized loss on sale of marketable securities                                           -                 7,240
       Changes in operating assets and liabilities
         which provided (used) cash:
          Accounts receivable                                                            (323,543)              (52,306)
          Inventories                                                                    (728,560)             (250,718)
          Prepaid expenses and deposits                                                    51,875                82,010
          Accounts payable                                                               (310,829)             (402,615)
          Accrued interest and other expenses                                             544,519               526,029
                                                                              -------------------    ------------------
 NET CASH USED IN OPERATING ACTIVITIES                                                 (4,982,143)           (4,178,549)
                                                                              -------------------    ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                           (332,637)              (31,863)
    Proceeds from sale of property, plant and equipment                                         -                14,000
    Proceeds from sale of marketable securities                                                 -                74,760
                                                                              -------------------    ------------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (332,637)               56,897
                                                                              -------------------    ------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                                             5,415,500             3,444,087
    Net short-term borrowings (repayments)                                                300,000               (65,000)
    Proceeds of long-term debt                                                                  -             1,150,000
                                                                              -------------------    ------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                              5,715,500             4,529,087
                                                                              -------------------    ------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                400,720               407,435
 Cash and cash equivalents, beginning of year                                             422,856                15,421
                                                                              -------------------    ------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                       $           823,576    $          422,856
                                                                              ===================    ==================

 Supplemental disclosures of cash flows information:
    Cash paid for interest                                                    $                 -    $            1,164
                                                                              ===================    ==================




The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS




1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business

         Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") was incorporated on February 22, 1984, and has generated limited revenue from planned principal operations. The Corporation, since inception, has primarily been involved in planning, obtaining financing, constructing a permanent facility, acquiring and validating production equipment, hiring and training employees and beginning the development of product lines. The Corporation was established to develop, manufacture and market generic prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications
         (ANDA). While ANDA build-ups have proceeded, the Corporation has generated limited sales revenue through December 31, 1998.

         Net sales in 1998 included $333,000 related to contracted manufacturing activities and in 1997 included $53,000 related to contracted research and development.

         The Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation's ability to market its products at reasonable profit margins. In addition to achieving profitable operations, the future success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its Abbreviated New Drug Applications (ANDA), develop new products and continue to raise in the near term the necessary equity capital to keep the Corporation in business.

         Going Concern

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement whereby: a) in exchange for 5,300,000 shares of Caraco common stock Sun Pharma agreed to invest $7,500,000 into the Corporation over a period of approximately two years in four installments; b) the number of products to be sold to the Corporation by Sun Pharma is 25 over a period of five years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product); and c) two Caraco stockholder directors have each agreed to contribute to the Corporation the equivalent of $500,000 in cash and/or in shares of Caraco common stock, up to a maximum contribution of 250,000 shares each.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

         As of December 31, 1998, Sun Pharma had delivered all of the $7,500,000 investment, and the two stockholder directors have made their required contributions. In addition, Sun Pharma has earned the right to receive 1,269,333 common shares having delivered two ANDA and one DESI product. Such shares have been included in the calculation of the weighted average number of common shares outstanding for the year ended December 31, 1998, and will be issued in 1999.

         The Corporation has never achieved sales necessary to support operations. The Corporation has, as of December 31, 1998, a stockholders' deficit of $3,575,305. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These factors raise substantial doubt about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

         Management's plans with regard to these matters include an infusion of additional funding from Sun Pharma in the amount of $5 million and generating operating profits by:

              - Focusing on research and development with a staff of 12
                scientists as compared to 3 in the previous year. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. Management believes these personnel have a proven background in the pharmaceutical development.

             - The research and development team has already established bio-equivalence of three ANDA products, two of which have been filed with FDA for approval. Further, three DESI products have been developed and are ready for marketing. The team is presently working on 21 products which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

             - The Corporation intends to increase the width and depth of its product portfolio to more effectively serve its customers.

             - With the increase in number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve substantially, resulting in better cost absorption and improved margins.

             - The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

             - The Corporation is presently evaluating alliances with leading companies for the manufacture and development of new pharmaceutical products.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

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

         Cash and Cash Equivalents

         The Corporation considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

         Revenue Recognition

         Sales are recognized upon the shipment of product with allowances provided for returns and price adjustments in the normal course of business based primarily upon actual subsequent activity. Amounts billed by the Corporation, if any, in advance of performance in connection with contracts to render certain manufacturing or research and development services are deferred.

         Inventories

         Inventories are stated at the lower of cost determined by the first in, first-out method, or market. Direct labor and indirect manufacturing overhead costs have not been capitalized and inventoried due to the relatively low levels of production volume and plant capacity utilization to date.

         Property, Plant and Equipment and Depreciation

         Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from 5 to 40 years. Management annually reviews these assets for impairment and reasonably believes the carrying value of these assets will be recovered through cash flow from operations.

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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

         Loss Per Share

         Loss per share is computed using the weighted average number of common shares outstanding during each year and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

         At December 31, 1998 and 1997, options to purchase 2,957,545 and 2,902,110 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stockholder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each year.

         The weighted average number of common shares outstanding (basic and diluted) for the years ended December 31, 1998 and 1997 were 12,582,108 and 8,435,091, respectively.

         Research and Development Costs

         Research and development costs are charged to expense as incurred.

         Fair Values of Financial Instruments

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

         Common Stock Issued to Directors

         Common stock is issued from time to time in lieu of cash for directors fees, and is recorded as compensation expense at the fair value on the date of issuance.

         Recently Issued Financial Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" became effective during 1998. The implementation of these standards did not have an impact on the Corporation's results of operations, financial position or the disclosure of financial information.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         During 1997, the Corporation issued 355,577 shares of common stock in exchange for the satisfaction of interest incurred and to be incurred on loans from stockholders through August 1, 1999. At December 31, 1998 and 1997, the cash equivalent value of the shares earned, at a per share price of $1.50, results in prepaid interest of $119,043 and $323,043, respectively.


3.       ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances, as of December 31, 1998, are summarized as follows:

               Accounts receivable                          $       573,190
                                                           ----------------
               Allowances:
                 Doubtful accounts                                   10,000
                 Sales returns and allowances                        25,000
                 Price adjustments                                   65,000
                                                           ----------------
               Total allowances                                     100,000
                                                           ----------------
               Accounts receivable, net of allowances       $       473,190
                                                           ================





4.       INVENTORIES

         Inventories consist of the following amounts at December 31, 1998:

               Raw materials                              $         789,489
               Work in process                                      305,962
               Finished goods                                       174,092
                                                          -----------------
               Total                                      $       1,269,543
                                                          =================





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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.       DEBT INCLUDING RELATED PARTIES

         EDC Loan

         Debt at December 31, 1998 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement and repayment is personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse.

         Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included:

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

             - A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 5.78% at December 31, 1998).

         As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period. During the month of December 1998, the Corporation approached the EDC regarding reconsideration of the repayment terms, which were scheduled to begin in February 1999. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made the scheduled February and March 1999 payments of approximately $168,000 each. The Corporation intends to commence payments upon final resolution of the amended terms.

         Scheduled aggregate principal maturities of this note are summarized as follows:


                     Year ending
                     December 31,                         Amount
                     -----------                          ------
                        1999                            $   1,336,000
                        2000                                1,486,275
                        2001                                1,518,358
                        2002                                4,539,367
                                                        -------------
                      Total                             $   8,880,000
                                                        =============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         Stockholder Notes Payable

         During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global, Inc., a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were amended on September 15, 1997. The amended agreements provide for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50 (see
         Note 7).

         During 1998 the Corporation borrowed $300,000 from Sun Pharma, evidenced by an unsecured demand note which accrues interest at 10%. The stockholders currently have no intent of demanding payment within the upcoming year; therefore, the notes payable to stockholders have been classified as long-term.

         The notes with Sun and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal priority in collateral and principal payments based on each creditors' respective share of total debt.

         Interest incurred on stockholder notes amounted to $210,411 and $211,487 in 1998 and 1997, respectively.

         Letter of Credit

         The Corporation has a $250,000 letter of credit agreement with NBD Bank N.A. to support purchases of inventories. At December 31, 1998 there was $144,000 outstanding under this agreement. Amounts outstanding under this letter of credit are included in accounts payable.


6.       INCOME TAXES

         At December 31, 1998 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $10,200,000 has been established. Changes in the valuation allowance were approximately $1,700,000 and $1,400,000 in 1998 and 1997, respectively.

         At December 31, 1998, net operating loss carryforwards of approximately $30,000,000 are available to offset future federal taxable income, if any, through future years. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to ownership changes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


7.       STOCKHOLDERS' DEFICIT

         Sun Pharma

         During 1997, the Corporation agreed to issue 5,300,000 shares of common stock to Sun Pharma in exchange for $7,500,000 to be received by the Corporation over a period of approximately two years in four installments. During 1998 and 1997 cash proceeds of $4,220,000 and $3,280,000 were received from Sun Pharma in consideration for 3,886,667 and 1,413,333 shares, respectively, of Caraco common stock.

         Private Placement

         In connection with a private placement offering in 1998, the Corporation sold 1,319,317 shares of common stock valued at $.88 per share netting approximately $1,161,000.

         Other Common Stock Issuances

         In connection with an employment agreement entered into in 1998 with its Chief Executive Officer, the Corporation awarded a common stock bonus of 50,000 shares. Compensation expense of $33,000 was recorded based on the fair value of $0.66 per share on the date of issuance.

         During 1998 and 1997, the Corporation issued 1,600 and 9,400 shares, respectively, of common stock to non-employee directors in exchange for services rendered. The Corporation recorded compensation expense of $1,500 and $11,163 in 1998 and 1997, respectively, based on the fair values of such shares on their issuance dates.

         During 1997, the Corporation issued 355,577 shares of common stock at $1.50 per share to satisfy interest incurred on loans from stockholders (see Note 5). At December 31, 1998 and 1997, there were 79,362 and 215,362 shares, respectively, of common stock issued but not earned. These shares represent consideration for future interest payments and are classified as prepaid interest in the accompanying balance sheet, as they will be earned ratably through August 1, 1999.

         Preferred Stock

         The Corporation has authorized 5,000,000 shares of preferred stock which are issuable in series with the terms and amounts set at the Board of Directors discretion.

         Each share of preferred stock is nonvoting and is convertible, at the option of the holder, into one share of common stock through January 1, 2004. The preferred shares require dividends of $.21 per share on a cumulative basis. Accrued dividends on preferred stock at December 31, 1998 were $120,000. It is not expected that such dividends will be paid in 1999 and, accordingly, the related liability is not classified as current on the accompanying balance sheet.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



8.       COMMON STOCK OPTIONS AND WARRANTS

         1993 Stock Option Plan

         Pursuant to the terms of an incentive stock option plan established in April 1993 and subsequently amended in 1995, the Corporation may grant options to employees and non-employee-directors for the purchase of up to 450,000 shares of common stock. The exercise price of options granted may not be less than the fair value of the common stock on the date of grant. Options granted under this plan vest in annual installments, from the date of grant, over a five year period, and expire within six years from the date of the grant. Activity with respect to these options is summarized as follows:


                                                             1 9 9 8                         1 9 9 7
                                                   ----------------------------   -----------------------------
                                                                    Weighted                         Weighted
                                                                     Average                         Average
                                                                    Exercise                         Exercise
                                                    Shares            Price            Shares          Price
                                                   ----------    --------------   ------------  ---------------
         Outstanding, beginning of year             251,021         $    3.10          324,085     $       4.40
         Granted                                    231,500              0.94           15,184             1.10
         Terminated                                 (75,800)             1.62          (88,248)            4.15
                                                  ---------         ---------        ---------     ------------
         Outstanding, end of year                   406,721         $    2.15          251,021     $       3.10
                                                  =========         =========        =========     ============


         Options exercisable, end of year           129,534         $    3.71          146,610     $       2.96
                                                  =========         =========        =========     ============



Options at December 31, 1998

                                                              Options Outstanding              Options Exercisable
                                                   -------------------------------------     ------------------------
                                                                 Remaining
                                                                 Contractual   Exercise                      Exercise
         Range of Exercise Prices                   Shares         Life *       Price *           Shares     Price *
        --------------------------                 -----------  ----------   -----------     ------------   ---------

            $0.94 to $1.00                          231,997      5.6 years   $     0.94            1,500    $     1.00
            $1.01 to $2.00                           62,000      2.6 years         1.48           47,600          1.50
            $2.01 to $3.00                            6,000      3.6 years         2.50            2,400          2.50
            $3.01 to $4.00                           30,000      2.4 years         3.92           22,000          3.89
            $4.01 to $5.00                           32,724      2.5 years         4.84           20,834          4.80
            $6.01 to $7.00                           44,000      1.1 years         6.16           35,200          6.16
                                                 ----------     ----------   ----------       ----------    ----------
         Total                                      406,721      4.1 years       $ 2.15          129,534        $ 3.71
                                                 ==========     ==========   ==========       ==========    ==========

          *Weighted average

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



         Other Common Stock Option Agreements

         The Corporation has issued other stock options outside of the 1993 Stock Option Plan. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:


                                                          1 9 9 8                           1 9 9 7
                                                 ----------------------------   ----------------------------
                                                                    Weighted                      Weighted
                                                                    Average                       Average
                                                                    Exercise                      Exercise
                                                      Shares          Price        Shares           Price
                                                  -------------   -------------  ------------  --------------
              Outstanding, beginning of year        2,651,089    $       3.58      2,426,931     $       3.77
              Granted                                 150,000            0.66        224,158             1.50
              Terminated                             (250,265)           3.80              -                -
                                                 ------------    ------------   ------------     ------------
              Outstanding, end of year              2,550,824    $       3.38      2,651,089     $       3.58
                                                 ============    ============   ============     ============

              Options exercisable, end of year      2,400,824    $       3.55      2,651,089     $       3.58
                                                 ============    ============   ============     ============


         Options at December 31, 1998

                                                               Options Outstanding                 Options Exercisable
                                                 ------------------------------------------     ------------------------
                                                                   Remaining
                                                                   Contractual    Exercise                      Exercise
              Range of Exercise Prices                Shares        Life *        Price *          Shares       Price *
            ----------------------------         --------------  -----------    -----------     ------------   ---------

                 $0.66 to $1.00                       150,000      5.7 years  $       0.66                 -   $          -
                 $1.01 to $2.00                       649,158      5.5 years          1.36           649,158           1.36
                 $2.01 to $3.00                       681,666      8.2 years          2.63           681,666           2.63
                 $3.01 to $4.00                       370,000      5.7 years          3.50           370,000           3.50
                 $6.01 to $7.00                       700,000      0.2 years          6.50           700,000           6.50
                                                 ------------   ------------  ------------      ------------   ------------
              Total                                 2,550,824      4.8 years  $       3.38         2,400,824   $       3.55
                                                 ============   ============  ============      =============  ============


                *Weighted average

         The Corporation follows the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its outstanding stock options. Companies that do not adopt a fair value method contemplated in SFAS No. 123 are required to make pro-forma disclosures of net loss and loss per share as if they had adopted the fair value accounting method. The pro-forma effect on net loss and loss per share for each of the years ended December 31, 1998 and 1997 is not significant.

         Strategic Alliance Stock Option Arrangement

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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



         defined, upon the filing of an ANDA related to each of the two specified generic drugs. Such options may be exercised and payment for shares may be made only out of royalties payable by the Corporation to Hexal for sales, if any, of the related products. To date, there have been limited sales of the products, but no options have been exercised.

         Unit Purchase Agreements

         As of December 31, 1998, 70,000 unit purchase agreements (units) are outstanding. Each unit consists of two shares of common stock and a warrant exercisable for one share of common stock at a price of $6.50. All units are exercisable at $18.20 per share and expire in February 2000.

         Employment Agreement Stock Options

         In connection with an employment agreement entered into in 1998, the Corporation granted to its Chief Executive Officer options for the purchase of 150,000 shares of common stock at an exercise price of $0.66 per share. The options vest ratably over a five-year period.


9.       MAJOR CUSTOMERS

         Shipments to one wholesale customer accounted for approximately 13% and 20% of net sales in 1998 and 1997, respectively. Balances due from this customer represented approximately 13% and 9% of accounts receivable at December 31, 1998 and 1997, respectively.

         Shipments to another wholesale customer accounted for approximately 17% and 24% of net sales in 1998 and 1997, respectively. Balances due from this customer represented approximately 2% and 16% of accounts receivable at December 31, 1998 and 1997, respectively.


10.      OTHER MATTERS

         The Corporation is involved in routine litigation incidental to its business. Management believes the resolution of these matters will not materially affect the financial statements.


11.      SUBSEQUENT EVENTS

         Subsequent to year-end, the Corporation received additional unsecured proceeds of $300,000, from Sun Pharma, in consideration for notes payable bearing interest at 10% per annum, with the principal balance due on demand. Additionally, in connection with a private placement offering in 1999, the Corporation sold 336,362 shares of common stock netting proceeds of $320,000.

                                    * * * * *

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                        Description
-----------                        -----------

     27                            Financial Data Schedule