Form 10QSB
period 1999-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1999-05-12
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED March 31, 1999

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

Yes [X]                    No [ ]


Common Stock outstanding at May 6, 1999 B 16,179,695 shares


The total number of pages is 14

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            BALANCE SHEET (Unaudited)


                                ASSETS                                                   March 31,
                                                                                           1999
CURRENT ASSETS
  Cash and cash equivalents                                                           $    509,340
  Accounts receivables, net of allowances of $160,000                                      475,575
  Inventories                                                                            1,402,301
  Prepaid expenses and deposits                                                            132,860
                                                                                      ------------
TOTAL CURRENT ASSETS                                                                     2,520,076
                                                                                      ------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                     197,305
  Building and improvements                                                              6,682,725
  Equipment                                                                              4,009,498
  Furniture and fixtures                                                                   165,319
                                                                                      ------------
  Total                                                                                 11,054,847
  Less: accumulated depreciation                                                         3,438,371
                                                                                      ------------
NET PROPERTY, PLANT & EQUIPMENT                                                          7,616,476
                                                                                      ------------

TOTAL ASSETS                                                                          $ 10,136,552
                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                    $  1,409,840
  Accrued expenses                                                                          46,717
  Accrued interest                                                                         665,603
  Current portion of long-term debt                                                      1,373,569
                                                                                      ------------
TOTAL CURRENT LIABILITIES                                                                3,495,729
                                                                                      ------------

LONG-TERM LIABILITIES
  Note payable - net of current portion                                                  7,506,431
  Notes payable to stockholders                                                          2,790,000
  Accrued interest                                                                       1,256,074
  Preferred stock dividends payable                                                        135,000
                                                                                      ------------
TOTAL LONG-TERM LIABILITIES                                                             11,687,505
                                                                                      ------------

TOTAL LIABILITIES                                                                       15,183,234
                                                                                      ------------

Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;                            1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 20,000,000 shares;                             29,390,840
   issued and outstanding, 16,178,695 shares
  Preferred stock dividends                                                               (135,000)
  Accumulated deficit                                                                  (35,302,522)
                                                                                      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (5,046,682)
                                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 10,136,552
                                                                                      ============

SEE ACCOMPANYING NOTES

               CARACO PHARMACEUTICAL LABORATORIES, LTD.
                 STATEMENTS OF OPERATIONS (Unaudited)


                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,

                                                                              1999                   1998
                                                                              ----                   ----

Net Sales                                                              $    879,446              $ 538,120
Cost of goods sold                                                          858,857                544,624
                                                                       -----------------------------------
GROSS PROFIT (DIFFERENTIAL)                                                  20,589                 (6,504)
                                                                       -----------------------------------

Selling, general & administrative expenses                                  471,179                418,560
Research & development costs                                              1,169,649                431,258
                                                                       -----------------------------------

OPERATING LOSS                                                           (1,620,239)              (856,322)
                                                                       -----------------------------------

Other income (expense)
  Interest expense                                                         (206,621)              (221,404)
  Interest income                                                             5,483                  5,379
                                                                       -----------------------------------
OTHER EXPENSE - NET                                                        (201,138)              (216,025)
                                                                       -----------------------------------

NET LOSS                                                               $ (1,821,377)          $ (1,072,347)
                                                                       ===================================

NET LOSS PER BASIC AND DILUTED COMMON SHARE                                 $ (0.11)               $ (0.08)
                                                                       ===================================



SEE ACCOMPANYING NOTES

               CARACO PHARMACEUTICAL LABORATORIES, LTD.
            STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)




                                        PREFERRED STOCK                COMMON STOCK
                                  ----------------------------------------------------------
                                     SHARES        AMOUNT         SHARES          AMOUNT
                                  ----------------------------------------------------------
Balance at
  January 1, 1998                    285,714    $ 1,000,000     13,507,083     $ 27,830,340
Preferred dividend
Issuances of common stock
Net loss
Balance at March 31, 1998            285,714    $ 1,000,000     13,507,083     $ 27,830,340
                                  =========================================================



Balance at
  January 1, 1999                    285,714    $ 1,000,000     14,528,000     $ 29,025,840
Preferred dividend
Issuances of common stock                                        1,650,695          365,000
Net loss
Balance at March 31, 1999            285,714    $ 1,000,000     16,178,695     $ 29,390,840
                                  =========================================================



               CARACO PHARMACEUTICAL LABORATORIES, LTD.
            STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)



                                        COMMON
                                        STOCK            PREFERRED
                                     SUBSCRIPTION          STOCK         ACCUMULATED
                                      RECEIVABLE         DIVIDENDS         DEFICIT            TOTAL
                                  ---------------------------------------------------------------------
Balance at
  January 1, 1998                  $    (4,220,000)     $ (60,000)     $ (28,509,571)     $ (3,959,231)
Preferred dividend                                        (15,000)                             (15,000)
Issuances of common stock                1,720,000                                           1,720,000
Net loss                                                                  (1,072,347)       (1,072,347)
Balance at March 31, 1998          $    (2,500,000)     $ (75,000)     $ (29,581,918)     $ (3,326,578)
                                   ===================================================================


Balance at
  January 1, 1999                  $             -      $(120,000)     $ (33,481,145)     $ (3,575,305)
Preferred dividend                                        (15,000)                 -           (15,000)
Issuances of common stock                                                                      365,000
Net loss                                                                  (1,821,377)       (1,821,377)
Balance at March 31, 1999          $             -      $(135,000)     $ (35,302,522)     $ (5,046,682)
                                   ===================================================================

SEE ACCOMPANYING NOTES

              CARACO PHARMACEUTICAL LABORATORIES, LTD.
                STATEMENTS OF CASH FLOWS (Unaudited)


                                                                        Three months ended March 31,
                                                                          1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (1,821,377)      $(1,072,347)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                                         150,000           128,550
     Changes in operating assets and liabilities
       which provided (used) cash:
         Accounts receivable                                               (2,385)          (91,180)
         Inventories                                                     (132,758)          (65,462)
         Prepaid expenses and deposits                                     55,915           (53,905)
         Accounts payable                                                 561,524          (204,873)
        Accrued interest and other expenses                               157,370            99,277

                                                                     ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,031,711)       (1,259,940)
                                                                     ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (97,525)         (158,735)
                                                                     ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                 365,000         1,720,000
  Proceeds from long-term debt                                            450,000                 -
                                                                     ------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                               815,000         1,720,000
                                                                     ------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (314,236)          301,325
Cash and cash equivalents, beginning of period                            823,576           422,856

                                                                     ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    509,340       $   724,181
                                                                     ==============================

SEE ACCOMPANYING NOTES

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of March 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 1998 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby:

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

Sun Pharma delivered all the $7.5 million investment and the two stockholder directors have made their required contributions during 1998. In March 1999, the Corporation also issued to Sun Pharma 1,269,333 common shares for delivery of two ANDA products and one DESI product, the right for which was earned during 1998.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of March 31, 1999, a stockholders' deficit of $5,046,682. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

Management's plans include reducing the stockholders' deficit with the infusion of additional funding and generating operating profits by:

- Focusing on research and development with a staff of 14 scientists as compared to 3 in the corresponding quarter of previous year. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in the pharmaceutical development.

- The research and development team has already established bio-equivalence of four ANDA products, of which three have been filed with the FDA for approval. Further, three DESI products have been developed and are ready for marketing. The team is presently working on 21 products which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

- The Corporation intends to increase the width and depth of its product portfolio to serve the customers effectively.

- With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve substantially over time, resulting in better cost absorption and improved margins.

- The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

- The Corporation is presently evaluating alliances with leading companies for manufacturing and development of new pharmaceutical products


2.       COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stockholder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each period.

The weighted average number of common shares outstanding (basic and diluted) for the period ended March 31, 1999 and March 31, 1998 were 15,857,929 and 13,507,083, respectively.


3.       MORTGAGE NOTE

EDC Loan

Debt at December 31, 1998 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement")dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement and repayment is personally guaranteed by the Corporation's founder and former Chairman of the Board and his spouse.

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

- A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 5.78% at March 31, 1999).

As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2 million during the deferral period, and abstaining from share redemption during the payment deferral period. During the month of December 1998, the Corporation approached the EDC regarding reconsideration of the repayment terms, which were scheduled to begin in February 1999. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made the scheduled February through April 1999 payments of approximately $168,000 for each month. The Corporation intends to commence payments upon final resolution of the amended terms.


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

As of March 31, 1999 the Corporation has borrowed $750,000 from Sun Pharma, evidenced by an unsecured demand note which accrues interest at 10%. The stockholders currently have no intent of demanding payment within the upcoming year; and therefore, the notes payable to stockholders have been classified as long-term.

The notes with Sun Pharma and two of the three stockholder directors in the amount of $1,840,000, are subject to the provisions of an Inter-Creditor Agreement. Among other things, the Inter-Creditor Agreement provides for an equal opportunity in collateral and principal payments based on each creditors respective share of total debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the periods ended March 31, 1999 and 1998 were $879,446 and $538,120 respectively. The increase of 63% is directly attributable to improved cash position leading to better product availability. In addition, the Corporation's focused marketing efforts, mix of generic drugs, sales to new customers, sales of new products, and improved market conditions for generic drugs have contributed to the sales increase.

Over the period of the last three months the Corporation has developed two DESI products which are expected to be validated during the second quarter of 1999.

The Corporation is working on five promising candidates for ANDA submission during 1999. In addition the Corporation has plans to commence development of six products comprising both ANDA and DESI products. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bio-equivalence studies, or FDA approval.

During the 3 month period ended March 31, 1999 the Corporation has submitted four ANDA applications to the US FDA for approval.

Gross Profit (Differential)

The Corporation posted a gross profit of $20,589 for the first three months of 1999, compared to a gross loss of $6,504 during the same period of 1998. The increased margin was a direct result of a moderate increase in capacity utilization.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the periods ended March 31, 1999 and March 31, 1998 were $471,179 and $418,560 respectively, representing an increase of 13%. The increase in SG&A relates to an increase in chargebacks and rebates due to increased sales. However, as the percentage of sales of SG&A was lower at 54% in the first quarter ended March 31, 1999 compared to 78% for the first quarter ended March 31, 1998.

Research and Development expenses

Research and Development expenses of $1,169,649 for the first quarter ended March 31, 1999 were higher by 171%, when compared with $431,258 incurred during the corresponding quarter of 1998. The substantial increase was mainly due to increase in research personnel which numbered 14 at the end of first quarter of 1999 compared to three in the first quarter of 1998. The increased spending represents the commitment of the Corporation to increase its focus in Research and Development activities for future success.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC was $206,621 and $221,404 for periods ended March 31, 1999 and 1998, respectively.

Results of Operations

Operating losses for the period ended March 31, 1999 and 1998 were $1,821,377 and $1,072,347 respectively. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) increased research and development spending.

A number of uncertainties exist that may influence the Corporation's future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, obtaining FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors and other risks identified from time to time in the Corporation's reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

At March 31, 1999, the Corporation had negative working capital of $938,084 compared with working capital of $994,114 of the corresponding quarter of 1998. The negative working capital for the quarter ended March 31, 1999 was mainly due to the maturity of a portion of EDC debt and related accrued interest which has been classified as current. To enable the Corporation to fund its research and development activities and the increased working capital needs Sun Pharma has established a $5.3 million unsecured credit line facility to be disbursed on an as needed basis over a period of one year. As of March 31, 1999 the Corporation received $750,000 from Sun Pharma.


                                  OTHER MATTERS

Year 2000 Compliance

The Corporation uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers have confirmed to the Corporation that such products are Year 2000 compliant. The corporation plans to complete the installation of hardware and software during the second quarter of 1999. Consequently, the Corporation does not expect to incur any significant costs to become Year 2000 compliant. The Corporation has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Corporation's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Corporation's business or operations could be adversely affected. The Corporation has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 6.    EXHIBITS AND REPORTS

       a. The following exhibit is filed as part of this report and is attached hereto:

           EXHIBIT 10.72 - Renewal to Employment Agreement Robert
                           Kurkiewicz dated January 1, 1999

           EXHIBIT 27 -    Financial Data Schedule

       b. There were no Form 8-K's filed during the first quarter of 1999.


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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                By: /s/ NARENDRA N. BORKAR
                                    Narendra N. Borkar
                                    Chief Executive Officer (A duly
                                    authorized signatory of the Company)

DATED: May 12, 1999

                                  EXHIBIT INDEX



EXHIBIT TABLE
   NUMBER                        EXHIBIT                        PAGE
--------------------------------------------------------------------

   10.72          Renewal to Employment Agreement                13
                  Robert Kurkiewicz dated January 1, 1999

   27             Financial Data Schedule                        14