Form 10QSB
period 1999-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1999-08-13
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes [X]                    No [ ]


Common Stock outstanding at August 9, 1999 -- 16,181,295 shares

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,

                                                   1999           1998         1999            1998
                                                   ----           ----         ----            ----

Net Sales                                     $   804,812    $   490,885    $ 1,684,258    $ 1,029,005
Cost of goods sold                                785,709        472,908      1,644,567      1,017,532
                                              --------------------------------------------------------
GROSS PROFIT (DIFFERENTIAL)                        19,103         17,977         39,691         11,473
                                              --------------------------------------------------------

Selling, general & administrative expenses        459,328        691,299        930,507      1,109,859
Research & development costs                    1,031,472        772,483      2,201,121      1,203,742
                                              --------------------------------------------------------
OPERATING LOSS                                 (1,471,697)    (1,445,805)    (3,091,937)    (2,302,128)
                                              --------------------------------------------------------

Other income (expense)
  Interest expense                               (235,404)      (185,417)      (442,025)      (406,820)
  Interest income                                   3,040          4,898          8,523         10,277
                                              --------------------------------------------------------
OTHER EXPENSE - NET                              (232,364)      (180,519)      (433,502)      (396,543)
                                              --------------------------------------------------------

NET LOSS                                      $(1,704,061)   $(1,626,324)   $(3,525,439)   $(2,698,671)
                                              ========================================================
NET LOSS PER BASIC AND DILUTED COMMON SHARE   $      0.11    $      0.12    $      0.22    $      0.20
                                              ========================================================

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            BALANCE SHEET (UNAUDITED)

                                  ASSETS                              JUNE 30,
                                                                        1999

CURRENT ASSETS
  Cash and cash equivalents                                        $    621,500
  Accounts receivables, net of allowances of $100,000                   408,864
  Inventories                                                         1,700,605
  Prepaid expenses and deposits                                          57,856
                                                                   ------------
TOTAL CURRENT ASSETS                                                  2,788,825
                                                                   ------------


PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                  197,305
  Building and improvements                                           6,682,725
  Equipment                                                           4,047,070
  Furniture and fixtures                                                165,319
                                                                   ------------
  Total                                                              11,092,419
  Less: accumulated depreciation                                      3,572,171
                                                                   ------------
NET PROPERTY, PLANT & EQUIPMENT                                       7,520,248
                                                                   ------------
TOTAL ASSETS                                                       $ 10,309,073
                                                                   ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,330,810
  Accrued expenses                                                      186,943
  Accrued interest                                                      927,489
  Current portion of long-term debt                                   1,197,344
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             3,642,586
                                                                   ------------


LONG-TERM LIABILITIES
  Note payable - net of current portion                               7,682,656
  Notes payable to stockholders                                       4,390,000
  Accrued interest                                                    1,178,574
  Preferred stock dividends payable                                     150,000
                                                                   ------------
TOTAL LONG-TERM LIABILITIES                                          13,401,230
                                                                   ------------
TOTAL LIABILITIES                                                    17,043,816
                                                                   ------------


STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;         1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 20,000,000 shares;          29,421,840
   issued and outstanding, 16,209,695 shares
  Preferred stock dividends                                            (150,000)
  Accumulated deficit                                               (37,006,583)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (6,734,743)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 10,309,073
                                                                   ============

SEE ACCOMPANYING NOTES

                 CARACO PHARMACEUTICAL LABORATORIES, LTD.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Six months ended June 30,
                                                                                                   1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $(3,525,439)             $(2,698,671)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                                                                  283,800                  246,444
     Non cash interest expense                                                                     339,990
     Changes in operating assets and liabilities
       which provided (used) cash:
         Accounts receivable                                                                        64,326                 (329,754)
         Inventories                                                                              (431,062)                (220,407)
         Prepaid expenses and deposits                                                             130,919                  134,253
         Accounts payable                                                                          482,494                  (86,613)
        Accrued expenses                                                                           141,993                  224,149
                                                                                               ------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                           (2,512,979)              (2,730,599)
                                                                                               ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                      (135,097)                (248,289)
                                                                                               ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                                          396,000                2,720,000
  Proceeds from long-term debt                                                                   2,050,000
                                                                                               ------------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                                      2,446,000                2,720,000
                                                                                               ------------------------------------
NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                                             (202,076)                (258,888)
Cash and cash equivalents, beginning of period                                                     823,576                  422,856
                                                                                               ------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $   621,500              $   163,968
                                                                                               ====================================


SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                 STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)



                                                                               COMMON
                              PREFERRED STOCK           COMMON STOCK            STOCK         PREFERRED
                            ----------------------------------------------   SUBSCRIPTION       STOCK      ACCUMULATED
                            SHARES     AMOUNT       SHARES       AMOUNT       RECEIVABLE      DIVIDENDS      DEFICIT         TOTAL
                            --------------------------------------------------------------------------------------------------------

Balance at
  January 1, 1998           285,714  $ 1,000,000  13,507,083 $ 27,830,340   $(4,220,000)    $ (60,000)  $(28,509,571)  $ (3,959,231)
Preferred dividend                                                                            (30,000)                      (30,000)
Issuances of common stock                                                     2,720,000                                   2,720,000
Net loss                                                                                                  (2,698,671)    (2,698,671)
Balance at June 30, 1998    285,714  $ 1,000,000  13,507,083 $ 27,830,340   $(1,500,000)    $ (90,000)  $(31,208,242)  $ (3,967,902)
                            =======================================================================================================

Balance at
  January 1, 1999           285,714  $ 1,000,000  14,528,000 $ 29,025,840   $     --        $(120,000) $ (33,481,145)  $ (3,575,305)
Preferred dividend                                                                            (30,000)            --        (30,000)
Issuances of common stock                          1,681,695      396,000                                                   396,000
Net loss                                                                                                  (3,525,438)    (3,525,438)
Balance at June 30, 1999    285,714  $ 1,000,000  16,209,695 $ 29,421,840   $     --        $(150,000) $ (37,006,583)  $ (6,734,743)
                            =======================================================================================================


SEE ACCOMPANYING NOTES

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of June 30, 1999 and the related statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby Sun Pharma agreed to invest $7,500,000 in cash in exchange for 5,300,000 shares of Caraco common stock. Sun also agreed to sell 25 products over a period of 5 years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation)). Sun Pharma has delivered all the $7.5 million investment.


The Corporation has never achieved sales necessary to support operations. The Corporation has, as of June 30, 1999, a stockholders' deficit of $6,734,743. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.


Management's plans include reducing the stockholders' deficit with the infusion of additional funding and generating operating profits by:

- Focusing on research and development with a staff of 14 scientists as compared to 6 in the corresponding period of previous year. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in the pharmaceutical development.

- The research and development team has already established bio-equivalence of four ANDA products, of which three have been filed with the FDA for approval. The team has established bio-equivalence for two more ANDA products in July 1999. Further, four DESI products have been developed and are ready for launch. The team is presently working on 21 products which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

- The Corporation intends to increase the width and depth of its product portfolio to serve customers effectively.

- With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better cost absorption and improved margins.

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended June 30, 1999 and June 30, 1998 were 16,032,480 and 13,507,083, respectively.


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

- On February 1, 1999, the Corporation was to resume making the regularly scheduled monthly payments of principal and interest due under the note. Additional deferred principal and interest due under the terms of the original agreement are also required in amounts sufficient to amortize the total deferred amount through July 2002.

- A reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 5.78% at June 30, 1999).

As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2 million during the deferral period, and abstaining from share redemption during the payment deferral period. During the month of December 1998, the Corporation approached the EDC regarding reconsideration of the repayment terms, which were scheduled to begin in February 1999. The Corporation is currently renegotiating the repayment schedule with the EDC. In July 1999, EDC sent to the Corporation a draft of the third mortgage modification agreement for its review. The Corporation reviewed the draft with its attorneys and has forwarded the document to EDC with certain modifications. Pending resolution of the amended terms, the Corporation has not made the scheduled February through July 1999 payments. The Corporation intends to commence payments upon final resolution of the amended terms.


4.       STOCKHOLDER NOTES PAYABLE

During 1997 and 1996, respectively, the Corporation borrowed $600,000 from two, and $890,000 from three, including the two previously mentioned, stockholder directors of the Corporation. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global Inc., ("Sun"), a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The amended agreements provide for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50. The Corporation and the note holders are reviewing their options and no decision has been made regarding converting the notes to cash or stock at this time.

As of June 30, 1999 the Corporation has borrowed $2,350,000 from Sun Pharma, evidenced by an unsecured demand note which accrues interest at 10%. The stockholders currently have no intent of demanding payment within the upcoming year; and therefore, the notes payable to stockholders have been classified as long-term.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the periods ended June 30, 1999 and 1998 were $1,684,258 and $1,029,005 respectively. For the second quarter ended June 30, 1999 net sales were $804,812 compared to $490,885 for the corresponding quarter of the previous year showing an increase of 64%. The increase of 64% is directly attributable to improved cash position leading to better product availability. In addition, the Corporation's focused marketing efforts, mix of generic drugs, sales to new customers, sales of new products, and improved market conditions for generic drugs have contributed to the sales increase.

Gross Profit (Differential)

The Corporation posted a gross profit of $39,691 for the first six months of 1999, compared to $11,473 during the same period of 1998. Gross profit for the quarter ended June 30, 1999 was $19,103 compared to $17,977 recorded in the corresponding quarter in 1998. During the second quarter of 1999, the Corporation determined that production has reached sufficient levels that labor should be included in inventory costs. The margin in 1999 takes into account capitalized cost of labor in the inventories of bulk tablets and finished goods amounting to approximately $135,000.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the periods ended June 30, 1999 and June 30, 1998 were $930,507 and $1,109,859 respectively, representing a reduction of 16%. For the quarter ended June 30, 1999 SG&A was $459,328 as against $691,299 for a similar period in 1998. The reduction in expenses is mainly due to the restructuring carried out by the corporation during the first half of 1998. The 1998 expenses included severance package of $92,000, cost of 3 extra personnel and relocation expenses paid to certain employees.

Research and Development expenses

Research and Development expenses of $2,201,121 for the half year ended June 30, 1999 were higher by 83%, when compared with $1,203,742 incurred during the corresponding period of 1998. R&D expenses for the quarter ended June 30, 1999 was $1,031,472 as against $772,483 in the corresponding period of the previous year. The substantial increase was mainly due to increase in research personnel which numbered 14 at the end of June 30, 1999 compared to six during the same period in 1998. The increased spending represents the commitment of the Corporation to increase its focus in Research and Development activities for future success.

The Corporation is working on five promising candidates for ANDA submission during 1999. As on June 30, 1999 the Corporation has submitted four ANDA applications to the US FDA for approval. In addition the Corporation has plans to commence development of six products comprising both ANDA and DESI products. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bio-equivalence studies, or FDA approval.


Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC was $442,025 and $406,820 for periods ended June 30, 1999 and 1998, respectively. Interest expense for the quarter ended June 30, 1999 was $235,404 compared with $185,417 during the same period in 1998.

Results of Operations

Operating losses for the period ended June 30, 1999 and 1998 were $3,525,439 and $2,698,671 respectively. For the second quarter ended June 30, 1999 the operating loss was $1,704,061 as against $1,626,324 during the corresponding period of 1998. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) increased research and development spending.

A number of uncertainties exist that may influence the Corporation's future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, obtaining FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

Liquidity and Capital Resources

At June 30, 1999, the Corporation had negative working capital of $853,761 compared with working capital of $533,532 of the corresponding period of 1998. The negative working capital for the half year ended June 30, 1999 was mainly due to the maturity of a portion of EDC debt and related accrued interest which has been classified as current. To enable the Corporation to fund its research and development activities and the increased working capital needs Sun Pharma has established a $5.3 million unsecured credit line facility to be disbursed on an as needed basis over a period of one year. As of June 30, 1999 the Corporation received $2,350,000 from Sun Pharma through this credit facility.

OTHER MATTERS

Year 2000 Compliance

The Corporation uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. The corporation with the assistance of these third party suppliers has installed new hardware and software during the second quarter of 1999 at a cost of $20,000. The suppliers have confirmed to the corporation that the newly installed products are year 2000 compliant. The Corporation has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Corporation's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Corporation's business or operations could be adversely affected. The Corporation has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                      None

ITEM 2.    CHANGES IN SECURITIES

                      None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                      Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The Annual Meeting of Shareholders (the "Meeting") of Caraco Pharmaceutical Laboratories, LTD. was held on June 2, 1999 at Detroit, Michigan. Matters voted on at the Meeting and the votes cast for, against or abstained were as follows:

A.         Election of Directors        Votes For          Votes Withheld
           ---------------------        ---------          --------------
           David W. Adamany             13,071,584             5,670

           David A. Hagelstein          13,061,584             5,670


B.         Approval of the 1999 Equity Participation Plan
           ---------------------------------------------
           Votes For                11,238,871
           Votes Against               302,850
           Votes Abstained              18,300
           Unvoted                   1,517,233


ITEM 5.     OTHER INFORMATION

                      None


ITEM 6.    EXHIBITS AND REPORTS

        a. The following exhibit is filed as part of this report and is attached hereto:

                      EXHIBIT 27 - Financial Data Schedule

        b. There were no Form 8-K's filed during the second quarter of 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CARACO PHARMACEUTICAL LABORATORIES, LTD.



                               By:/s/Narendra N. Borkar
                                  ---------------------------------------------
                                  Narendra N. Borkar
                                  Chief Executive Officer (A duly
                                  authorized signatory of the Company)

DATED: August 13, 1999

                                  EXHIBIT INDEX



                                  EXHIBIT TABLE
NUMBER                              EXHIBIT                               PAGE
-------------------------------------------------------------------------------


 27                        Financial Data Schedule                         14