Form 10QSB
period 1999-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 1999-11-09
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED September 30, 1999

                           Commission File No. 0-24676

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
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

Yes [X]           No [ ]


Common Stock outstanding at November 9, 1999 - 18,552,295 shares

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                      STATEMENTS OF OPERATIONS (Unaudited)



-----------------------------------------------------------------------------------------------------------------------------------
                          PARTICULARS                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                             1999              1998              1999              1998
                                                             ----              ----              ----              ----
Net Sales                                               $   604,945       $   480,959      $  2,289,203      $  1,509,964
Cost of goods sold                                          594,758           370,960         2,239,325         1,388,492
                                                       ----------------------------------------------------------------------------
GROSS PROFIT (DIFFERENTIAL)                                  10,187           109,999            49,878           121,472
                                                       ----------------------------------------------------------------------------
Selling, general & administrative expenses                  667,053           446,173         1,597,560         1,556,032
Research & development costs                              1,156,361           892,975         3,357,482         2,096,717
                                                       ----------------------------------------------------------------------------
OPERATING LOSS                                           (1,813,227)       (1,229,149)       (4,905,164)       (3,531,277)
                                                       ----------------------------------------------------------------------------
Other income (expense)
  Interest expense                                         (422,705)         (203,410)         (864,730)         (610,230)
  Interest income                                             5,427            10,498            13,950            20,775
                                                        ----------------------------------------------------------------------------
OTHER EXPENSE - NET                                        (417,278)         (192,912)         (850,780)         (589,455)
                                                        ----------------------------------------------------------------------------
NET LOSS                                                $(2,230,505)      $(1,422,061)      $(5,755,944)     $ (4,120,732)
                                                        ============================================================================

NET LOSS PER BASIC AND DILUTED COMMON SHARE             $     (0.12)      $     (0.11)      $    (0.31)      $      (0.31)
                                                        ===========================================================================

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES LTD.
                           BALANCE SHEET (Unaudited)

                                   PARTICULARS                                              Sept 30,
                                                                                              1999
------------------------------------------------------------------------------------------------------
                                      ASSETS                                              Amount (USD)
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                               $    566,321
  Accounts receivables, net of allowances of $107,000                                          397,888
  Inventories                                                                                1,578,836
  Prepaid expenses and deposits                                                                 70,650
                                                                                          ------------
                               TOTAL CURRENT ASSETS                                          2,613,695
                                                                                          ------------


PROPERTY, PLANT AND EQUIPMENT - AT COST
---------------------------------------
  Land                                                                                         197,305
  Building and improvements                                                                  6,682,725
  Equipment                                                                                  4,126,530
  Furniture and fixtures                                                                       165,319
  Total                                                                                     11,171,879
  Less: accumulated depreciation                                                             3,714,071
                                                                                          ------------
NET PROPERTY, PLANT & EQUIPMENT                                                              7,457,808
                                                                                          ------------
                                   TOTAL ASSETS                                           $ 10,071,503
                                                                                          ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------------
CURRENT LIABILITIES
-------------------
  Accounts payable                                                                        $    846,418
  Accrued expenses                                                                             233,574
  Accrued interest                                                                             794,528
  Current portion of long-term debt                                                          1,974,285
                                                                                          ------------
                            TOTAL CURRENT LIABILITIES                                        3,848,805
                                                                                          ------------
LONG-TERM LIABILITIES
---------------------
  Note payable - net of current portion                                                      6,905,715
  Notes payable to stockholders                                                              6,415,000
  Accrued interest                                                                           1,717,232
  Preferred stock dividends payable                                                            165,000
                                                                                          ------------
                           TOTAL LONG-TERM LIABILITIES                                      15,202,947
                                                                                          ------------
                                   TOTAL LIABILITIES                                        19,051,752
                                                                                          ------------
STOCKHOLDERS' DEFICIT
---------------------
  Preferred stock, no par value, authorized 5,000,000 shares;                                1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 20,000,000 shares;                                 29,421,840
   issued and outstanding, 18,552,295 shares
  Preferred stock dividends                                                                   (165,000)
  Accumulated deficit                                                                      (39,237,089)
                                                                                          ------------
                           TOTAL STOCKHOLDERS' DEFICIT                                      (8,980,249)
                                                                                          ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 10,071,503
                                                                                          ============

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                            PARTICULARS                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1999                    1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (5,755,944)            $ (4,120,732)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                                                  425,700                  428,812

     Non cash interest expense                                                     745,688
     Changes in operating assets and liabilities
       which provided (used) cash:
         Accounts receivable                                                        75,301                 (360,456)
         Inventories                                                              (309,293)                (459,927)
         Prepaid expenses and deposits                                             118,125                  237,951
         Accounts payable                                                           (1,899)                 (55,806)
        Accrued expenses                                                           188,624                  388,498
                                                                              ----------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (4,513,698)              (3,941,660)
                                                                              ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                      (214,557)                (338,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                          396,000                4,220,000
  Proceeds from long-term debt                                                   4,075,000
                                                                              ---------------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                      4,471,000                4,220,000
                                                                              ----------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (257,255)                 (59,684)
Cash and cash equivalents, beginning of period                                     823,576                  422,856
                                                                              ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    566,321             $    363,172
                                                                              ----------------------------------------

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)



-------------------------------------------------------------------------------------
                                     PREFERRED STOCK              COMMON STOCK
                                     ------------------------------------------------
                                   SHARES      AMOUNT          SHARES        AMOUNT
-------------------------------------------------------------------------------------
Balance at
  January 1, 1998               285,714    $ 1,000,000     13,507,083    $27,830,340
Preferred dividend
Issuances of common stock
Net loss
Balance at September 30, 1998   285,714    $ 1,000,000     13,507,083    $27,830,340
=====================================================================================

Balance at
  January 1, 1999               285,714    $ 1,000,000     14,528,000    $29,025,840
Preferred dividend
Issuances of common stock                                   4,024,295        396,000
Net loss
Balance at September 30, 1999   285,714    $ 1,000,000     18,552,295    $29,421,840
=====================================================================================




-------------------------------------------------------------------------------------------------
                                 COMMON
                                 STOCK           PREFERRED
                              SUBSCRIPTION         STOCK       ACCUMULATED
                               RECEIVABLE        DIVIDENDS       DEFICIT             TOTAL
-------------------------------------------------------------------------------------------------


Balance at
  January 1, 1998                 $(4,220,000)   $   (60,000)   $ (28,509,571)    $ (3,959,231)
Preferred dividend                                   (45,000)                          (45,000)
Issuances of common stock           4,220,000                                        4,220,000
Net loss                                                           (4,120,732)      (4,120,732)
Balance at September 30, 1998     $      --      $  (105,000)   $ (32,630,303)    $ (3,904,963)
=================================================================================================

Balance at
  January 1, 1999                 $      --      $  (120,000)   $ (33,481,145)    $ (3,575,305)
Preferred dividend                                   (45,000)           --             (45,000)
Issuances of common stock                                                              396,000
Net loss                                                           (5,755,944)      (5,755,944)
Balance at September 30, 1999     $      --      $  (165,000)   $ (39,237,089)    $ (8,980,249)
=================================================================================================

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

The balance sheet as of September 30, 1999 and the related statements of operations, stockholders' deficit and cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby Sun Pharma agreed to invest $7,500,000 in cash in exchange for 5,300,000 shares of Caraco common stock. )). Sun Pharma has delivered all of the $7.5 million investment. Sun also agreed to sell 25 products over a period of 5 years in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares) for each DESI (Drug Efficacy Study Implementation). The corporation has issued shares to Sun Pharma and its subsidiary Sun Pharmaceutical Advanced Research Centre Private Limited (SPARC) in lieu of technology transfer of 6 ANDA and 2 DESI products in favor of the Corporation.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of September 30, 1999, a stockholders' deficit of $8,980,249. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

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

- The research and development team has already established bio-equivalence of seven ANDA products, of which five have been filed with the FDA for approval along with one product for which bio-equivalence is not required and which has been filed with the FDA, bringing the total to 6 for ANDA applications made to FDA. Further, four DESI products have been developed and are launched. The team is presently working on 21 products, which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended September 30, 1999 and September 30, 1998 were 16,097,374 and 13,507,083 respectively.


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

As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2 million during the deferral period, and abstaining from share redemption during the payment deferral period. During the month of December 1998, the Corporation approached the EDC regarding reconsideration of the repayment terms, which were scheduled to begin in February 1999. The Corporation is currently renegotiating the repayment schedule with the EDC. In July 1999, the EDC sent to the Corporation drafts of the third note and mortgage modification agreement for its review. The Corporation reviewed the draft with its attorneys and has forwarded the document to the EDC with certain modifications. Pending resolution of the amended terms, the Corporation has not made the scheduled February through October 1999 payments. The Corporation intends to commence payments upon final resolution of the amended terms.


4.       STOCKHOLDER NOTES PAYABLE

During 1997 and 1996 respectively, the Corporation borrowed $600,000 from two stockholder directors of the corporation and $890,000 from three stockholder directors of the Corporation, including the two shareholder directors previously mentioned. During 1997, the Corporation also borrowed $550,000 from Sun Pharma Global Inc., ("Sun"), a wholly owned subsidiary of Sun Pharma. These demand notes, which accrue interest at 10% and are unsecured, were restructured on September 15, 1997. The amended agreements provide for the principal to be due on or before August 1, 1999 in cash or an equivalent number of common shares of the Corporation, at the discretion of the note holder, at a per share price of $1.50. Interest at 10% was prepaid in exchange for equivalent number of common shares of the Corporation at a per share price of $1.50. The Corporation and the note holders are reviewing their options and no decision has been made regarding converting the notes to cash or stock at this time.

As of September 30, 1999 the Corporation has borrowed $4,375,000 from Sun Pharma, evidenced by an unsecured demand note which accrues interest at 10%. Sun Pharma currently has no intent of demanding payment within the upcoming year; and therefore, the notes payable to Sun Pharma have been classified as long-term.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the nine months periods ended September 30, 1999 and 1998 were $2,289,203 and $1,509,964 respectively. For the third quarter ended September 30, 1999 net sales were $604,945 compared to $480,959 for the corresponding quarter of the previous year showing an increase of over 25%. The increase of over 25% is directly attributable to improved cash flow position. This has lead to better product availability and increased inventory holding capacity to the Corporation to increase production and sales. In addition, the Corporation's focused marketing efforts, mix of generic drugs, sales of new products, and improved market conditions for generic drugs have contributed to the sales increase.

Gross Profit

The Corporation posted a gross profit of $49,878 for the first nine months of 1999, compared to $121,472 during the same period of 1998. Gross profit for the quarter ended September 30, 1999 was $10,187 compared to $109,999 recorded in the corresponding quarter in 1998. The margin in 1999 takes into account capitalized cost of production labor and overheads in the inventories of bulk tablets, work in progress and finished goods amounting to $124,615.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the nine months periods ended September 30, 1999 and September 30, 1998 were $1,597,560 and $1,556,032 respectively, representing an increase of 3%. For the quarter ended September 30, 1999 SG&A was $667,053 as against $446,173 for a similar period in 1998.

Research and Development expenses

Research and Development expenses of $3,357,482 for the nine months periods ended September 30, 1999 were higher by 60%, when compared with $2,096,717 incurred during the corresponding period of 1998. R&D expenses for the quarter ended September 30, 1999 were $1,156,361 as against $892,975 in the corresponding period of the previous year. The substantial increase was mainly due to increase in research personnel, which numbered 14 at the end of September 30, 1999 compared to nine during the same period in 1998. The increased spending represents the commitment of the Corporation to increase its focus in Research and Development activities for future success.

The Corporation is working on five promising candidates for ANDA submission during 1999 and early 2000. As of September 30, 1999 the Corporation has submitted six ANDA applications to the US FDA for approval. In addition the corporation has 21 products in the pipeline at various stages of development. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bio-equivalence studies, or FDA approval.


Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC was $864,730 and $610,230 for periods ended September 30, 1999 and 1998, respectively. Interest expense for the quarter ended September 30, 1999 was $422,705 compared with $203,410 during the same period in 1998.

Results of Operations

Operating losses for the period ended September 30, 1999 and 1998 were $4,905,164 and $3,531,277 respectively. For the third quarter ended September 30, 1999 the operating loss was $1,813,227 as against $1,229,149 during the corresponding period of 1998. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) increased research and development spending.

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

Liquidity and Capital Resources

At September 30, 1999, the Corporation had negative working capital of $1,235,110 compared with working capital of $841,508 of the corresponding period of 1998. The negative working capital for the period ended September 30, 1999 was mainly due to the maturity of a portion of EDC debt and related accrued interest, which has been classified as current. To enable the Corporation to fund its research and development activities and the increased working capital needs Sun Pharma has established a $5.3 million unsecured credit line facility to be disbursed on an as needed basis over a period of one year. As of September 30, 1999 the Corporation has received $4,375,000 from Sun Pharma through this credit facility.

OTHER MATTERS

Year 2000 Compliance

The Corporation uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. The corporation with the assistance of these third party suppliers has installed new hardware and software during the third quarter of 1999 at a cost of $20,000. The suppliers have confirmed to the corporation that the newly installed products are year 2000 compliant. The Corporation has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Corporation's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Corporation's business or operations could be adversely affected. The Corporation has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.


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

ITEM 5. OTHER INFORMATION

            NONE

ITEM 6. EXHIBITS

A. The following exhibit is filed as part of this report and is attached hereto:


            EXHIBIT 27 - FINANCIAL DATA SCHEDULE

B.   There were no Form 8-K's filed during the third quarter of 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARACO PHARMACEUTICAL LABORATORIES, LTD.



                                       By:/s/ Narendra N. Borkar
                                          ------------------------
                                          Narendra N. Borkar
                                          Chief Executive Officer (a duly
                                          Authorized Signatory of the
                                          Corporation)


Dated:  November 9, 1999

                                  EXHIBIT INDEX


                                  EXHIBIT TABLE
NUMBER                               EXHIBIT                         PAGE

27                           Financial Data Schedule                 13