Form 10KSB
period 1999-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2000-03-29
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           Common Stock, No Par Value
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
   -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $2,895,022

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                  $18,556,295
                              -------------------
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
           COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 15, 2000)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      AS OF MARCH 15, 2000, THERE WERE 18,556,295 COMMON SHARES OUTSTANDING


                      Documents Incorporated By Reference:

         Portions of the Annual Report to Stockholders for the Year Ended December 31, 1999 are incorporated by reference into Part II.

         Portions of the definitive Proxy Statement dated April 27, 2000, in connection with the Annual Meeting of Stockholders to be held on June 8, 2000, are incorporated by reference into Part III.

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

         Up to 1996, a significant source of funding for the Corporation has been from private placement offerings and from the Economic Development Corporation of the City of Detroit (the "EDC"), which, pursuant to Section 108 of the Housing and Community Development Act of 1974, loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"), and amended on March 1, 1994 and August 5, 1997 (the "Amended EDC Agreement"). (See "EDC Financing" below). In 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") completed an agreement whereby in exchange for 5,300,000 shares of Caraco common stock, Sun Pharma invested $7.5 million into the Corporation. Sun Pharma also agreed to provide the Corporation with products in exchange for shares of Common Stock. (See "Sun Pharmaceutical Industries Ltd." below.) The Corporation raised $396,000 pursuant to a private placement of common stock which terminated in 1999.

CURRENT STATUS OF CORPORATION

         The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."). Debt at December 31, 1999 includes a note payable to the EDC in the amount of $8,880,000 related to funds advanced to the Corporation pursuant to the EDC Agreement. The Amended EDC Agreement included deferral of scheduled principal and interest payments for the period April 1996 to January 1999 until February 1999 to aid the Corporation in achieving adequate cash flows to assure Caraco's ability to fund its current operations and continue to develop products. (See "EDC Financing" below.) The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made any of the scheduled payments. On February 22, 2000 and March 1, 2000, the Corporation made payments of $600,000 and $200,000, respectively to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being renegotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation shall then commence making the requested restructured payments. As of February 1, 2000, the Corporation is indebted to the EDC in the amount of $8,880,000 plus accrued interest.

         As disclosed above, Sun Pharma has, as of December, 1998, remitted a total of $7.5 million to the Corporation for the purchase of common shares. On October 15, 1998 Sun Pharma also made a loan to the Corporation up to $5.3 million at an annual interest rate of 10% (which loan was amended to provide Sun Pharma with a security interest). The loan matures and is due and payable on the earlier of October 15, 2003 or the occurrence of an event of default. On December 24, 1999, Sun Pharma made an additional secured loan to the Corporation of up to Two Million ($2,000,000) Dollars at annual interest rate of 10% which matures no later than December 24, 2001. As of March 15, 2000 Caraco has borrowed $1,600,000 of the $2,000,000. Caraco is currently focusing its efforts on developing additional products, strengthening its current relationships and developing new alliances with industry partners in order to increase usage of its underutilized plant capacity and increase revenues. Caraco intends to continue to seek adequate financing to fund the foregoing objectives and current operations.

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

CARACO'S PRODUCTS AND PRODUCT STRATEGY

         Caraco's present product portfolio includes 14 products in 21 strengths in 36 package sizes. The Corporation is currently manufacturing Selegeline Hcl for Apotex for sale under the Apotex label.

         In 1999, the Corporation introduced four (4) DESIs into the marketplace and completed two (2) ANDA submissions to the FDA. Currently, three (3) ANDA products have been developed and are ready for submission.

         During 1999, Sun Pharma's dedicated development laboratory in Bombay was actively working on multiple ANDA submissions and the introduction of DESI products for 2000 in connection with its agreement with the Corporation. (See "Sun Pharmaceutical Laboratories Ltd." below.) To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to 15 products. To date, including the transfer of technology by Sun Pharma, the Corporation has 21 products in various stages of active development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to develop four (4) to six (6) products each year.

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

SUN PHARMACEUTICAL INDUSTRIES LTD.

         In 1997, Sun Pharma and the Corporation entered into an agreement pursuant to which, during a five year period, Sun Pharma shall sell to Caraco the right to develop, manufacture and sell 25 generic pharmaceutical products, (provided that any product which is a DESI (drug efficiency study implementation) product only counts as 1/3 of a product), in exchange for 544,000 shares of Caraco Common Stock for each product (181,333 shares, for each DESI product). To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to 15 products. As of December 31, 1999 Sun Pharma has earned 3,626,666 shares for 6 ANDAs and 2 DESI products. Substantially all of these shares were issued in 1999 and the remainder will be issued during the second quarter of 2000.

         In connection therewith Sun Pharma has invested in a dedicated development laboratory employing 26 scientists (six PhDs, pharmacy graduates, analytical chemists and regulatory professionals) in Bombay, India, to facilitate speedy development of new products and smooth technology transfer. (See also "Caraco's Products and Product Strategy".)

EDC FINANCING

         Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned approximately $9.1 million to the Corporation in 1990 in accordance with the EDC Agreement. These funds were used to pay the direct costs of acquiring land and constructing thereon the Corporation's pharmaceutical manufacturing facility and executive offices. (See Item 2. "Description of Property", "Current Status of Corporation", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Financial Statements.)

         On March 1, 1994, the EDC Agreement was amended to extend the maturity date to July 1, 2002. On August 5, 1997, the Corporation and EDC restructured the Corporation's loan from the EDC, pursuant to a Second Note and Modification Agreement ("Modification Agreement"), in connection with the Corporation's default on such loan. Among other things, the Modification Agreement modified the previous note then in effect (the "Note") to provide that the regularly scheduled monthly payments which would otherwise be due and payable during the period from April 1, 1996 through and including January 1, 1999 (the "Deferred Payments") would be deferred until February 1, 1999. On February 1, 1999, Caraco was required to resume making regularly scheduled monthly payments of principal and interest, together with additional payments of principal and interest in an amount sufficient to amortize the total amount of: (i) the Deferred Payments, and (ii) accrue interest on that portion of the currently outstanding indebtedness that would have been amortized by the Deferred Payments, commencing on the date when due under the terms of the original loan agreement, at the rate set forth in the note over a period of 42 consecutive months commencing on February 1, 1999 and ending on July 1, 2002 ("Additional Payments"). In the event, however, that with respect to the first quarter of operation in which Caraco's operating income before federal income taxes plus depreciation exceeds $500,000 on the first day of the six months succeeding such quarter, the regularly scheduled payment required to be made shall resume and the Additional Payments shall commence, provided, however, that the Additional Payments shall be reduced to the amount necessary to amortize the total of the sums set forth in (i) and (ii) above over a 42 month period commencing on the first day of the six months succeeding such quarter. During the month of December 1998 the Corporation approached the EDC regarding reconsideration of the repayment terms. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made any of the scheduled payments. On February 22, 2000 and March 1, 2000, the Corporation made payments of $600,000 and $200,000, respectively to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. The Corporation intends to continue to make payments to the EDC again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation shall then commence making the requested restructured payments. As of February 1, 2000, the Corporation is indebted to the EDC in the amount of $8,880,000 plus accrued interest.

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

         The top five drug wholesalers in 1999 accounted for over $50 billion in sales. Caraco's product line is now represented in these top drug wholesalers; McKesson Drug, Bergen Brunswig, Cardinal, Ameri Source and Bindley. Caraco's products are now stocked by many other drug wholesalers, partly as a result of the Corporation's arrangements discussed below with buying groups.

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

SALES AND CUSTOMERS

         Caraco has only a small in house sales organization. In late 1999 Caraco contracted with a sales and marketing firm to represent Caraco with most customers in the U.S. This firm acts as an independent contractor and is compensated based on a percentage of net sales of such customers. Caraco believes this is advantageous to the Corporation as this firm provides additional customer coverage with their eight person sales force, greater frequency of customer contact, and stronger relationships with many customers. Additionally, this arrangement provides the Corporation with a fixed cost against net sales by this firm.

         Shipments to one wholesale customer accounted for approximately 15% and 13% of net sales in 1999 and 1998, respectively. Balances due from this customer represented approximately 10% and 13% of accounts receivable at December 31, 1999 and 1998, respectively.

         Shipments to another wholesale customer accounted for approximately 11% and 17% of net sales in 1999 and 1998, respectively. Balances due from this customer represented approximately 3% and 2% of accounts receivable at December 31, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

         The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is "bioequivalent" to a brand-name drug if the rate and extent of absorption of the drug are not significantly different from those of the brand-name drug. Although the Corporation performs its own stability testing bioequivalence is done through independent testing laboratories.

An outline of research and development expenses, incurred directly by Caraco for 1999 and 1998 follows (000's):


                                                        1999                 1998
              Employee Costs                          $  726                $1,212
              Raw Materials/Supplies                     584                   377
              Bioequivalency Studies                   1,065                   421
              Laboratory Expenses                        228                   447
              Other                                    1,925                   393
                                                      ------                ------
                Total                                 $4,528                $2,850
                                                      ======                ======

REGULATION

       The research and development, manufacture and marketing of the Corporation's products are subject to extensive regulation by the FDA and by other federal, state and local entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, advertising and promotion of pharmaceutical products.

       The Federal Food, Drug and Cosmetic Act, the Public Health Services Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the Corporation's business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve voluntary recall of products, and the total or partial suspension of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

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

       FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with FDA's cGMP standards. The ANDA filing and approval process takes approximately two to five years. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

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

       The Drug Enforcement Agency ("DEA") conducts inspections bi-annually. During the DEA's 1999 inspection of the Corporation, no items of noncompliance were noted. Although management believes that the Corporation is in compliance with the FDA's cGMP's, there can be no assurance that, as the Corporation endeavors to engage in increasing drug manufacturing activities, it will be able to maintain a successful compliance program. The Corporation underwent an FDA inspection during 1999 at which time it received an FDA 483 (List of Observations) from the investigators. The Corporation has responded to those observations and met with the Detroit District Director of the FDA. No official actions were taken by the FDA subsequent to the meeting and the adequacy of the response was reviewed during a subsequent inspection. In March 2000, the Corporation received another FDA 483 which it shall respond to in the coming weeks. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Corporation will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. If the

Corporation should fail to maintain full compliance, it may be the target of any of the range of enforcement remedies available to the government described above.

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

EMPLOYEES

       As of December 31, 1999, the Corporation had 42 full-time employees, of which nine are engaged in research and development, seven in quality assurance, three in quality control, one in administration, three in sales and marketing, two in materials management, one in facility management, and sixteen in manufacturing. Most of the Corporation's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. All of the hourly employees of materials management, facility management and manufacturing are represented by a union.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

       The following table sets forth the high and low bid information for the Corporation's Common Stock for each full quarter from January 1, 1998 through December 31, 1999, as disclosed on the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


PERIOD                                  HIGH BID                LOW BID
------                                  --------                -------
Quarter Ended March 31, 1998               7/8                    17/20
Quarter Ended June 30, 1998                15/16                   9/10
Quarter Ended September 30, 1998           17/20                    4/5
Quarter Ended December 31, 1998            5/8                      3/5
Quarter Ended March 31, 1999             1 3/8                      1/2
Quarter Ended June 30, 1999              1 3/8                    1
Quarter Ended September 30, 1999         1 5/16                     5/8
Quarter Ended December 31, 1999          1                          5/8

       As of March 15, 2000 there were approximately 177 holders of the Corporation's Common Stock.

       During the year ended December 31, 1999, the Corporation issued 3,609,333 shares to Sun Pharma and its affiliates pursuant to an agreement under which Sun Pharma agreed to sell to the Corporation the right to develop, manufacture and sell 25 generic pharmaceutical products. (See Item 1 - "Sun Pharmaceutical Industries, Ltd." below.) The shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

       Pursuant to a private placement, in 1999, the Corporation sold 412,362 shares of common stock to accredited investors. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

       During 1999, the Corporation issued 2,600 shares of common stock to certain nonemployee directors for attending board meetings. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2),
Section 4(6) and Regulation D under the Securities Act of 1933.

       During 1999, the Corporation issued 4,000 shares of common stock to its employees under its 1999 Equity Participation Plan. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2) and Regulation D under the Securities Act of 1933.

        During 1999, the Corporation granted an option to Mr. Borkar, Chief Executive Officer, for 200,000 shares of common stock at an exercise price of $1.15 per share which vests over a five year period. The options must be exercised within six years from date of grant. The options and the underlying shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

       During 1999, the Corporation granted options to Mr. Hagelstein for 250,000 and 100,000 shares of common stock at an exercise prices of $1.50 and $.88 per share, respectively, which were vested upon grant. The options must be exercised within six years from date of grant. The options and the underlying shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

       During 1999, the Corporation granted options to Mr. Joliat for 250,000 shares of common stock at an exercise price of $1.50 per share, which were vested upon grant. The options must be exercised within six years from date of grant. The options, and the underlying shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The discussion in this section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements include statements regarding the intent, belief and current expectations of the Corporation and its management. Such forward-looking statements are not guarantees of the future performance of the Corporation, and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) variations in quantity results; (iii) success in obtaining additional financing;
(iv) success in amending the EDC Agreement; (v) governmental restrictions on the sale of certain products; (vi) obtaining FDA approvals; (vii) successful manufacturing and marketing of commercially viable products on a timely basis;
(viii) dependence on key personnel; (ix) development by competitors of new or superior products or new technology for the production of products or the entry into the market of new competitors; (x) integrity and reliability of the Corporation's data; and (xi) other risks identified from time to time in the Corporation's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

The Corporation has historically experienced limited sales, operating losses and cash flow difficulties. During 1999, Sun Pharma loaned the Corporation approximately $5 million to support operations and to continue the research and development of new products.

As a result of ongoing research and development efforts and products received from Sun Pharma the Corporation presently has submitted five (5) ANDAs to the U.S. Federal Drug Administration for approval and has completed three (3) bio-equivalence studies awaiting the expiration of exclusivity for submission. In addition, four (4) more products are in advanced stages of development. All together the Corporation has twenty-one (21) products under development, including the products mentioned above.

During 1999 and 1998, Sun Pharma has earned 3,626,666 shares of Caraco common stock for 6 ANDAs and 2 DESI products delivered to Caraco. Substantially all of these shares were issued in 1999 and the remainder are expected to be issued during the second quarter of 2000.

The EDC loaned approximately $9.1 million to the Corporation in 1990 to acquire land and construct the Corporation's current manufacturing and executive offices (see "EDC Financing"). During 1999, the Corporation had not made any of the scheduled payments related to the agreement. The Corporation is currently renegotiating the repayment terms with the EDC. On February 22, 2000 and March 1, 2000, the Corporation made payments of $600,000 and $200,000, respectively, to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC.

Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

In 1996 and 1997, three shareholder directors and Sun Pharma Global (a wholly-owned subsidiary of Sun Pharma) loaned approximately $2 million to the Corporation on an unsecured basis for working capital purposes. The directors have agreed to convert interest totaling $533,366, due August 1999, into payment in common shares of the Corporation's stock, at the rate of $1.50 per share. Effective April 1, 2000, $1,290,000 of director loans will be converted into 1,290,000 shares of common stock plus related accrued interest at the rate of 10% for the period covering August 1999 thru March 2000 will also be converted into common stock at the rate of $1.00 per share.

In addition to financing activities, principal management efforts in 1999 focused on compliance with regulatory matters, sales and marketing, research and development, and operational improvements specifically in manufacturing, quality control, and quality assurance.

NET SALES

Net sales for the years ended December 31, 1999 and 1998 were $2,895,022 and $2,663,633, respectively. The increase in Caraco product sales was primarily the result of new product introduction along with the availability of funds leading to better product availability; improved sales and marketing; favorable market conditions for generic drugs in general and the Corporation's mix of generic drugs, in particular, and sales to new customers including new distributors and retail drug store chains.

While the overall net sales increase in 1999 was approximately 9%, Caraco-produced products increased approximately $600,000 or 30% and contract-manufactured product sales decreased approximately $400,000 or 60%.

COST OF SALES

While net sales increased by 9% in 1999 over 1998, cost of sales for 1999 rose by 38% over 1998 levels. Cost of sales for the years ended December 31, 1999 and 1998 were $3,091,245, or 107% of net sales, compared to $2,244,932, or 84% of net sales, in 1998. The increase in cost of sales as a percentage of net sales in 1999 was primarily related to the decline in contract manufacturing sales as these sales represented the highest gross profit margin products.

GROSS PROFIT (DIFFERENTIAL)

In 1999, the Corporation posted a gross profit differential of ($196,223) compared with a gross profit of $418,701 for 1998. The decrease in 1999 was due to changes in product mix, reduction in plant utilization and other factors as mentioned above.

RESULTS OF OPERATIONS

Net losses for the years ended December 31, 1999 and 1998 were ($9,739,984) and ($4,791,574), respectively. The net losses were principally related to inadequacy of sales volume to absorb fixed operating expenses, and significantly higher research and development costs, particularly costs associated with new product development and bio-equivalence studies. Research and development personnel at the Corporation's headquarters complex totaled 12 at year end 1999 and 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

SG&A expenses were $2,159,116 in 1999 as compared to $1,778,866 in 1998. This increase was the result of employee severance costs, legal fees, and consulting charges to comply with regulatory requirements.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

Research and Development Expenses for 1999 rose 122% to $6,332,390, from $2,850,301 in 1998. The increase reflects the availability of funds and the Corporation's commitment to new product development as a means to increase and diversify its product offerings. Included in the research and development expenses were those for staff comprising 12 drug researchers, noted above, and direct expenses for the development of generic drugs and preparation of drug applications to the FDA. In 1999, the Corporation introduced four DESI products into the marketplace, and to date the Corporation completed five ANDA submissions to the FDA with an additional three bio-equivalence studies completed.

INTEREST INCOME

Interest income for 1999 was $32,764, compared with $42,209 for 1998. Interest income results from short-term interest earning deposits.

INTEREST EXPENSE

Interest expense of $1,085,019 and $803,317 for the years ended December 31, 1999 and 1998, respectively, which was incurred primarily in connection with the Corporation's mortgage obligation to the EDC and loans from shareholders and directors, reflects the increased level of borrowings from shareholders.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Corporation's working capital (deficit) was $12,291,880 compared with working capital of $405,818 at December 31, 1998. The decrease principally reflects the classification of EDC and certain stockholder debt to short-term, as such debt was previously classified as long-term. As noted previously, on April 1, 2000 $1,290,000 of shareholder director loans and the related interest will be satisfied by issuing common stock of the Corporation at a rate of $1.00 per share. As such, there will be no cash requirements with respect to this debt in the year 2000.

FUTURE OUTLOOK

Management's plan with regard to improving profitability, cash flows and operations include infusion of additional funding from Sun Pharma and obtaining additional bank lines of credit. Management's plan for 2000 include:

-      Focusing on compliance with FDA regulations.

- Focusing on research and development with their staff of 12 scientists. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in pharmaceutical development.

- The research and development team has already established bio-equivalence of eight ANDA products, out of which five have been filed with the FDA for approval. Further, seven DESI products have been developed and are being marketed. The team is presently working on 21 ANDA products which are in different stages of development including the products mentioned above. There is no assurance, however, that any of the ANDA products will be developed and marketed. The Corporation expects to complete the development of four to six products each year.

- The Corporation intends to increase the width and depth of product portfolio to serve the customers effectively.

- With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better cost absorption and improved margins.

- The Corporation is committed to continuing R&D efforts and expects to spend approximately the same in 2000 as in 1999.

- The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

- The Corporation is presently evaluating alliances with leading companies for manufacturing and marketing of new pharmaceutical products.


The Corporation uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. The Corporation has not and does not expect to incur any significant costs to become Year 2000 compliant. The Corporation has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Corporation's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Corporation's business or operations could be adversely affected. The Corporation has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

       The information with respect to directors and executive officers of the Corporation is included in the Corporation's definitive Proxy Statement under the sections "Information About Nominees and Incumbent Directors", "Committees and Meetings of Directors", Executive Officers and "Section 16(a) Beneficial Ownership Reporting Compliance", which are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

       The information regarding executive compensation is included in the Corporation's definitive Proxy Statement under the section "Compensation of Executive Officers", which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information with respect to the security ownership of certain beneficial owners and management is included in the Corporation's definitive Proxy Statement under the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors", which are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information with respect to certain relationships and related transactions are included in the Corporation's definitive Proxy Statement under the Section "Transactions of Directors and Executive Officers with Caraco", which is incorporated herein by reference.



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

      10.72     1999 Equity Participation Plan *********

      24        Power of Attorney

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

      ******** Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of November 13, 1998.

      ********* Incorporated by reference from Exhibit A to Registrants Proxy
                Statement dated April 28, 1999.

(b)  Reports on Form 8-K

             None

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2000

                                       CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                       By:    /s/ Narendra N. Borkar
                                              ---------------------------------
                                              Narendra N. Borkar
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.

Narendra N. Borkar*
--------------------------    Director and Chief Executive Officer (Principal
Narendra N. Borkar            Executive Officer and Principal Financial Officer)

David W. Adamany*
--------------------------
David W. Adamany              Director

Sailesh T. Desai*
--------------------------
Sailesh T. Desai              Director

David A. Hagelstein*
--------------------------
David A. Hagelstein           Director

Phyllis Harrison-Ross*
--------------------------
Phyllis Harrison-Ross         Director

Jay F. Joliat*
--------------------------
Jay F. Joliat                 Director

Dilip S. Shanghvi*
--------------------------
Dilip S. Shanghvi             Chairman of the Board

Sudhir Valia*
--------------------------
Sudhir Valia                  Director



*Signed power of attorney

                       SECURITIES AND EXCHANGE COMMISSION


                                Washington, D. C.



                                   Form 10-KSB

                                For Corporations



                                  ANNUAL REPORT



                      FOR THE YEAR ENDED DECEMBER 31, 1999





                    CARACO PHARMACEUTICAL LABORATORIES, LTD.





                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT                                                             F-1

Balance Sheet - December 31, 1999                                                        F-2

Statements of Operations for the years ended December 31, 1999 and 1998                  F-4

Statements of Stockholders' Deficit for the years ended December 31, 1999 and            F-5
  1998

Statements of Cash Flows for the years ended December 31, 1999 and 1998                  F-6

Notes to Financial Statements                                                            F-7

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
CARACO PHARMACEUTICAL LABORATORIES, LTD.
Detroit, Michigan


We have audited the accompanying balance sheet of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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

/s/ Rehman Robson, P.C.
--------------------------------------
Rehman Robson, P.C.



Farmington Hills, Michigan
March 10, 2000

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                  BALANCE SHEET

--------------------------------------------------------------------------------



                                          ASSETS                              DECEMBER 31
                                                                                 1999
                                                                             ------------
CURRENT ASSETS
     Cash and cash equivalents                                               $    445,519
     Accounts receivable, net of allowances of $107,000                           364,188
     Inventories                                                                1,705,092
     Prepaid expenses and deposits                                                 77,335
                                                                             ------------

TOTAL CURRENT ASSETS                                                            2,592,134
                                                                             ------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                         197,305
     Buildings and improvements                                                 6,720,414
     Equipment                                                                  4,225,506
     Furniture and fixtures                                                       174,544
                                                                             ------------

     Total                                                                     11,317,769
     Less accumulated depreciation                                              3,864,553
                                                                             ------------

NET PROPERTY, PLANT AND EQUIPMENT                                               7,453,216
                                                                             ------------



TOTAL ASSETS                                                                 $ 10,045,350
                                                                             ============




The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------


                           LIABILITIES AND STOCKHOLDERS' DEFICIT                                DECEMBER 31
                                                                                                   1999
                                                                                                -----------
CURRENT LIABILITIES
     Accounts payable                                                                           $ 1,256,985
     Accounts payable, Sun Pharma                                                                   274,148
     Accrued expenses                                                                               275,831
     Accrued interest                                                                             2,732,050
     Notes payable to stockholders                                                                1,465,000
     Note payable                                                                                 8,880,000
                                                                                                -----------

TOTAL CURRENT LIABILITIES                                                                        14,884,014
                                                                                                -----------

LONG-TERM LIABILITIES
     Notes payable to stockholders                                                                6,150,000
     Preferred stock dividends payable                                                              180,000
                                                                                                -----------

TOTAL LONG-TERM LIABILITIES                                                                       6,330,000
                                                                                                -----------

TOTAL LIABILITIES                                                                                21,214,014
                                                                                                -----------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 10)

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 285,714 Series A shares                                             1,000,000
     Common stock, no par value, authorized 20,000,000 shares (Note 11);
       issued and outstanding 18,556,295 shares                                                  31,232,465
     Preferred stock dividends                                                                     (180,000)
     Accumulated deficit                                                                        (43,221,129)
                                                                                                -----------

TOTAL STOCKHOLDERS' DEFICIT                                                                     (11,168,664)
                                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $10,045,350
                                                                                                ===========

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                          YEAR ENDED DECEMBER 31
                                                                      -----------------------------
                                                                        1 9 9 9          1 9 9 8
                                                                      ------------     ------------
Net sales                                                             $  2,895,022     $  2,663,633

Cost of goods sold                                                       3,091,245        2,244,932
                                                                      ------------     ------------

GROSS PROFIT (DIFFERENTIAL)                                               (196,223)         418,701

Selling, general and administrative expenses                             2,159,116        1,778,866
Research and development costs                                           6,332,390        2,850,301
                                                                      ------------     ------------

OPERATING LOSS                                                          (8,687,729)      (4,210,466)
                                                                      ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                                                   (1,085,019)        (803,317)
     Interest income                                                        32,764           42,209
                                                                      ------------     ------------

OTHER EXPENSE - NET                                                     (1,052,255)        (761,108)
                                                                      ------------     ------------

NET LOSS                                                              $ (9,739,984)    $ (4,971,574)
                                                                      ============     ============

Net loss per basic and diluted common share                           $      (0.58)    $      (0.40)
                                                                      ============     ============

The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------


                                  PREFERRED STOCK                  COMMON STOCK
                             ---------------------------    ---------------------------
                               SHARES          AMOUNT          SHARES          AMOUNT
                             ------------   ------------    ------------   ------------
Balance at
  January 1, 1998                 285,714   $  1,000,000     13,507,083    $ 27,830,340
Preferred stock dividends              --             --             --              --
Issuances of shares via
  private placements                   --             --      1,319,317       1,161,000
Shares issued to directors
  in lieu of compensation              --             --          1,600           1,500
Shares issued to employees
  in lieu of compensation              --             --         50,000          33,000
Retirement of common stock             --             --       (350,000)             --
Net loss                               --             --             --              --
                             ------------   ------------   ------------    ------------

Balance at
  December 31, 1998               285,714      1,000,000     14,528,000      29,025,840
Preferred stock dividends              --             --             --              --
Issuances of shares via
  private placements                   --             --        412,362         396,000
Shares issued to directors
  in lieu of compensation              --             --          2,600           2,959
Shares issued to employees
  in lieu of compensation              --             --          4,000           3,000
Issuance of shares to
  Sun Pharma                           --             --      3,609,333       1,804,666
Net loss                               --             --             --              --
                             ------------   ------------   ------------    ------------

Balance at
  December 31, 1999               285,714   $  1,000,000     18,556,295    $ 31,232,465
                             ============   ============   ============    ============



                                COMMON
                                 STOCK         PREFERRED
                             SUBSCRIPTION        STOCK        ACCUMULATED
                              RECEIVABLE       DIVIDENDS        DEFICIT          TOTAL
                             -------------   -------------   -------------   -------------
Balance at
  January 1, 1998            $ (4,220,000)   $    (60,000)   $(28,509,571)   $ (3,959,231)
Preferred stock dividends              --         (60,000)             --         (60,000)
Issuances of shares via
  private placements            4,220,000              --              --       5,381,000
Shares issued to directors
  in lieu of compensation              --              --              --           1,500
Shares issued to employees
  in lieu of compensation              --              --              --          33,000
Retirement of common stock             --              --              --              --
Net loss                               --              --      (4,971,574)     (4,971,574)
                             ------------    ------------    ------------    ------------

Balance at
  December 31, 1998                    --        (120,000)    (33,481,145)     (3,575,305)
Preferred stock dividends              --         (60,000)             --         (60,000)
Issuances of shares via
  private placements                   --              --              --         396,000
Shares issued to directors
  in lieu of compensation              --              --              --           2,959
Shares issued to employees
  in lieu of compensation              --              --              --           3,000
Issuance of shares to
  Sun Pharma                           --              --              --       1,804,666
Net loss                               --              --      (9,739,984)     (9,739,984)
                             ------------    ------------    ------------    ------------

Balance at
  December 31, 1999          $         --    $   (180,000)   $(43,221,129)   $(11,168,664)
                             ============    ============    ============    ============




The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                  YEAR ENDED DECEMBER 31
                                                                                ---------------------------
                                                                                  1 9 9 9        1 9 9 8
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(9,739,984)   $(4,971,574)
     Adjustments to reconcile net loss to
       net cash used in operating activities
        Depreciation                                                                576,182        551,969
        Common shares issued for interest expense                                   119,043        204,000
        Common shares issued for product formula                                  1,804,666              -
        Common shares issued for compensation                                         5,959         34,500
        Changes in operating assets and liabilities
          which provided (used) cash:
           Accounts receivable                                                      109,002       (323,543)
           Inventories                                                             (435,549)      (728,560)
           Prepaid expenses and deposits                                             (7,603)        51,875
           Accounts payable                                                         682,817       (310,829)
           Accrued interest and other expenses                                    1,196,858        544,519
                                                                                -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (5,688,609)    (4,947,643)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                    (360,448)      (332,637)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuances of common stock                                        396,000      5,381,000
     Borrowings from stockholders                                                 5,300,000        300,000
     Repayment of loans from stockholders                                           (25,000)             -
                                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         5,671,000      5,681,000
                                                                                -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (378,057)       400,720
Cash and cash equivalents, beginning of year                                        823,576        422,856
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $   445,519    $   823,576
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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business

         Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") was established to develop, manufacture and market generic prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications (ANDA). While ANDA build-ups have proceeded, the Corporation has generated limited sales revenue through December 31, 1999.

         A significant source of funding for the Corporation has been from private placement offerings, stockholder notes and from the Economic Development Corporation of the City of Detroit (the "EDC"), which loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (see Note 5).

         The Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement, in 1997, whereby Sun Pharma has invested $7,500,000 into common stock of the Corporation, and is required to exchange the formula for 25 products over a period of five years to the Corporation in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product). At December 31, 1999, Sun Pharma has delivered the formula for 6 products, and holds approximately 41% of the outstanding common stock of the Corporation.

         The Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation's ability to market its products at reasonable profit margins. In addition to achieving profitable operations, the future success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its Abbreviated New Drug Applications (ANDA), develop new products and continue to raise in the near term the necessary funds to keep the Corporation in business.

         Net sales in 1999 and 1998 included approximately $195,000 and $600,000, respectively, related to contracted manufacturing activities.

         Going Concern

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Corporation has never achieved sales necessary to support operations. The Corporation has, as of December 31, 1999, a stockholders' deficit of $11,168,664. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

         Management's plan with regard to improving profitability, cash flows and operations include infusion of additional funding from Sun Pharma and obtaining additional bank lines of credit. Management's plan for 2000 includes:

         -     Focusing on compliance with FDA regulations.

         - Focusing on research and development with their staff of 12 scientists. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in pharmaceutical development.

         - The research and development team has already established bio-equivalence of eight ANDA products, out of which five have been filed with the FDA for approval. Further, seven DESI products have been developed and are being marketed. The team is presently working on 21 products which are in different stages of development including the products mentioned above. There is no assurance, however, that any of these products will be developed and marketed. The Corporation expects to complete the development of four to six products each year.

         - The Corporation intends to increase the width and depth of product portfolio to serve the customers effectively.

         - With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better cost absorption and improved margins.

         - The Corporation is committed to continuing R&D efforts and expects to spend approximately the same in 2000 as in 1999.

         - The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

         - The Corporation is presently evaluating alliances with leading companies for manufacturing and marketing of new pharmaceutical products.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

         Inventories

         Inventories are stated at the lower of cost determined by the first in, first-out method, or market. During the second quarter of 1999, the Corporation determined that production had reached sufficient levels such that labor and overhead should be capitalized into inventory costs. The ending inventory in 1999 takes into account capitalized cost of labor and overhead of bulk tablets and finished goods amounting to approximately $145,000. During 1998, direct labor and indirect manufacturing overhead costs had not been capitalized and inventoried due to the relatively low levels of production volume and plant capacity utilization.

         Loss Per Share

         Loss per share is computed using the weighted average number of common shares outstanding during each year and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

         At December 31, 1999 and 1998, options to purchase 2,569,355 and 2,807,545 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation follows for the years ended December 31:

                                                             1999               1998
                                                         ---------------    --------------
         Denominator:
           Weighted average shares outstanding, basic        16,725,271        12,852,708
           Incremental shares from assumed conversion
             of options                                          76,861             4,500
                                                         ---------------    --------------
         Weighted average shares outstanding, diluted        16,802,132        12,856,608
                                                         ===============    ==============

         Property, Plant and Equipment and Depreciation

         Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from 5 to 40 years. Management annually reviews these assets for impairment and reasonably believes the carrying value of these assets will be recovered through cash flow from operations, assuming the Corporation is successful in continuing to operate as a going concern.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Federal Income Taxes

         Deferred income tax assets and liabilities are determined based on the difference between the financial statement and federal income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The principal difference between assets and liabilities for financial statement and federal income tax return purposes is attributable to differing depreciation methods and tax net operating losses.

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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Common Stock Issued to Sun Pharma

         Common stock is issued to Sun Pharma in exchange for the formula for products delivered to the Corporation. Shares are recorded as research and development costs on the date of issuance.


2.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         The Corporation issued 355,577 shares of common stock, during 1997, in exchange for the satisfaction of interest incurred and to be incurred on loans from stockholders from August 1, 1997 through August 1, 1999. Interest expense satisfied in exchange for these shares, was $119,043 and $204,000 for the years ended December 31, 1999 and 1998, respectively.


3.       ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances, as of December 31, 1999, are summarized as follows:

           Accounts receivable                             $       471,188
                                                           ---------------
           Allowances:
             Doubtful accounts                                       4,500
             Sales returns and allowances                            7,500
             Price adjustments                                      95,000
                                                           ---------------
           Total allowances                                        107,000
                                                           ---------------
           Accounts receivable, net of allowances          $       364,188
                                                           ===============




4.       INVENTORIES

         Inventories consist of the following amounts at December 31, 1999:

           Raw materials                                   $         955,391
           Work in process                                           497,787
           Finished goods                                            251,914
                                                           -----------------
           Total                                           $       1,705,092
                                                           =================

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers, most of whom must be FDA approved. Qualification of a new supplier could serve to delay the manufacture of the drug involved.

         During 1999, the Corporation purchased approximately $397,000 of its raw materials from Sun Pharma.


5.       DEBT INCLUDING RELATED PARTIES

         EDC Loan

         Debt at December 31, 1999 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

         Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendment included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 5.93% at December 31, 1999.)

         As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation agreed to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period.

         During 1999, the Corporation had not made any of the scheduled payments related to the agreement. The Corporation is currently renegotiating the repayment terms with the EDC. On February 22, 2000 and March 1, 2000, the Corporation made payments of $600,000 and $200,000, respectively, to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

         Stockholder Notes Payable

         Stockholder notes payable consist of the following obligations as of December 31:

                                                                           1999                 1998
                                                                      --------------        -------------
            10% Promissory note payable to Sun Pharma, principal
            balance payable in full in October 2003, with
            interest payable semi-annually, subject to the
            provisions of an Inter-Creditor agreement.                $    5,300,000        $     300,000

            10% Promissory notes payable to two stockholder
            directors, with principal which was due August 1999
            and is subject to the provisions of an
            Inter-Creditor agreement.  These notes will be
            converted into an equivalent number of common shares
            of the Corporation on April 1, 2000.                           1,290,000            1,290,000

            10% Promissory note payable to Sun Pharma Global,
            Inc., a wholly-owned subsidiary of Sun Pharma,
            subject to the provisions of an Inter-Creditor
            agreement.                                                       850,000              550,000

            10% Promissory note payable to stockholder director,
            payable in quarterly installments of $25,000 through
            2000, with a final payment due December 2000 in the
            form of common shares of the Corporation equal to
            $100,000.                                                        175,000              200,000
                                                                      --------------        -------------

            Total shareholder notes payable                                7,615,000            2,340,000

            Less amounts due within one year                               1,465,000               25,000
                                                                      --------------        -------------
            Shareholder notes due after one year                      $    6,150,000        $   2,315,000
                                                                      ==============        =============

         Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan, these parties currently have no intent of demanding payment within the upcoming year; therefore, such notes have been classified as long-term.

         On December 24, 1999, Sun Pharma provided an additional line-of-credit to the Corporation of up to $2,000,000 at an annual interest rate of 10% on any outstanding borrowings, which matures no later than December 2001.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Interest incurred on stockholder notes amounted to $477,212 and $210,411 in 1999 and 1998, respectively.

         Letter of Credit

         The Corporation has a $250,000 letter of credit agreement with Bank One to support purchases of inventories. At December 31, 1999 there was $52,800 outstanding under this agreement. Amounts outstanding under this letter of credit are included in accounts payable.


6.       INCOME TAXES

         At December 31, 1999 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $13,400,000 has been established. Changes in the valuation allowance were approximately $3,300,000 and $1,700,000 in 1999 and 1998, respectively

         At December 31, 1999, net operating loss carryforwards of approximately $38,000,000 are available to offset future federal taxable income, if any, through future years. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to ownership changes.


7.       STOCKHOLDERS' DEFICIT

         Sun Pharma

         The Corporation issued 5,300,000 shares of common stock to Sun Pharma in exchange for $7,500,000 which was received by the Corporation in installments during 1997 and 1998. During 1998 and 1997, cash proceeds of $4,220,000 and $3,200,000 were received from Sun Pharma in consideration for 3,886,667 and 1,413,333 shares, respectively, of common stock.

         Private Placement

         In connection with private placement offerings in 1999 and 1998, the Corporation sold 412,362 shares of common stock netting $396,000 and 1,319,317 shares netting $1,161,000, respectively. The shares were sold at prices ranging from $0.88 to $1.00 per share.

         Other Common Stock Issuances

         During 1999, the Corporation issued 3,609,333 shares of common stock to Sun Pharma in exchange for the formula for six ANDA and two DESI products delivered to Caraco. Sun Pharma has also earned the right to receive 17,333 common shares, which will be issued in 2000. Such shares have been recorded as

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         research and development expense, and have been included in the calculation of the weighted average number of common shares outstanding in the year the respective formula has been delivered.

         During 1999, the Corporation issued 4,000 shares of common stock to various employees.

         In connection with an employment agreement entered into in 1998 with its Chief Executive Officer, the Corporation awarded a common stock bonus of 50,000 shares. Compensation expense of $3,000 and $33,000 was recorded during 1999 and 1998, respectively, based on the fair value per share on the date of issuance.

         During 1999 and 1998, the Corporation issued 2,600 and 1,600 shares, respectively, of common stock to non-employee directors in exchange for services rendered. The Corporation recorded compensation expense of $2,959 and $1,500 in 1999 and 1998, respectively, based on the fair values of such shares on their issuance dates.

         Preferred Stock

         The Corporation has authorized 5,000,000 shares of preferred stock which are issuable in series with the terms and amounts set at the Board of Directors discretion.

         Each share of preferred stock is nonvoting and is convertible, at the option of the holder, into one share of common stock through January 1, 2004. The preferred shares require annual dividends of $.21 per share on a cumulative basis. Accrued dividends on preferred stock at December 31, 1999 were $180,000. It is not expected that such dividends will be paid in 2000 and, accordingly, the related liability is not classified as current on the accompanying balance sheet.


8.       COMMON STOCK OPTIONS AND WARRANTS

         Stock Option Plans

         During 1999, shareholders approved the 1999 Equity Participation Plan (the "1999 Plan"), for Caraco employees, consultants and non-employee directors, and reserved for issuance thereunder 3,000,000 shares of common stock.

         The Corporation maintains the 1999 Plan and the 1993 Stock Option Plan in which the Corporation may grant options to employees and non-employee-directors for the purchase of up to 3,450,000 shares of common stock. The exercise price of options granted may not be less than the fair value of the common stock on the date of grant. Options granted under this plan vest in annual installments, from the date of grant, over a five year period, and expire within six years from the date of the grant. Activity with respect to these options is summarized as follows:

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                               1999                    1998
                                                    -------------------------  ---------------------------
                                                                   Weighted                     Weighted
                                                                    Average                     Average
                                                                   Exercise                     Exercise
                                                     Shares          Price       Shares          Price
                                                    ----------  -------------  -----------  --------------
               Outstanding, beginning of year         406,721     $     2.15     251,021     $    3.10
               Granted                                200,000           1.15     231,500          0.94
               Terminated                             (60,252)          1.24     (75,800)         1.62
                                                      -------     ----------     -------     ---------
               Outstanding, end of year               546,469     $     1.88     406,721     $    2.15
                                                      =======     ==========     =======     =========
               Options exercisable, end of year       187,700     $     3.25     129,534     $    3.71
                                                      =======     ==========     =======     =========





         Options at December 31, 1999

                                                          Options Outstanding                   Options Exercisable
                                                   -------------------------------------       ----------------------
                                                                Remaining
                                                                Contractual   Exercise                      Exercise
                  Range of Exercise Prices           Shares       Life *      Price *           Shares      Price *
                  --------------------------       -----------  -----------  -----------       ----------   ---------
                     $0.94 to $1.00                   177,938   4.4 years        $ 0.94           36,675      $ 0.94
                     $1.01 to $2.00                   262,000   4.5 years          1.23           56,000        1.49
                     $2.01 to $3.00                     6,000   2.7 years          2.50            3,600        2.50
                     $3.01 to $4.00                    25,000   1.7 years          4.00           21,000        4.00
                     $4.01 to $5.00                    31,531   1.5 years          4.83           26,425        4.80
                     $6.01 to $7.00                    44,000   0.1 years          6.16           44,000        6.16
                                                   -----------  -----------  -----------       ----------   ---------
                  Total                               546,469   3.92 years       $ 1.88          187,700      $ 3.25
                                                   ===========  ===========  ===========       ==========   =========

                  *Weighted average

         Other Common Stock Option Agreements

         The Corporation has issued other stock options outside of the 1999 and 1993 Plans. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:

                                                                1999                           1998
                                                     ----------------------------  ----------------------------
                                                                       Weighted                      Weighted
                                                                       Average                       Average
                                                                       Exercise                      Exercise
                                                        Shares          Price        Shares           Price
                                                     -------------  -------------  ------------  --------------
                 Outstanding, beginning of year        2,550,824    $       3.38    2,651,089     $       3.58
                 Granted                                 600,000            1.40      150,000             0.66
                 Terminated                             (700,000)          (6.50)    (250,265)            3.80
                                                     -------------  -------------  ------------  --------------
                 Outstanding, end of year              2,450,824    $       2.00    2,550,824     $       3.38
                                                     =============  =============  ============  ==============

                 Options exercisable, end of year      2,330,824    $       2.07    2,400,824     $       3.55
                                                     =============  =============  ============  ==============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         Options at December 31, 1999

                                            Options Outstanding                  Options Exercisable
                                           --------------------------------------      -----------------------
                                                          Remaining
                                                         Contractual   Exercise                       Exercise
               Range of Exercise Prices      Shares        Life *       Price *          Shares       Price *
               --------------------------- ------------  ------------  ----------      ------------   --------
                  $0.66 to $1.00               250,000     4.8 years      $ 0.75           130,000     $ 0.83
                  $1.01 to $2.00             1,149,158     3.3 years        1.42         1,149,158       1.42
                  $2.01 to $3.00               681,666     6.2 years        2.63           681,666       2.63
                  $3.01 to $4.00               370,000     3.8 years        3.50           370,000       3.50
                                           ------------  ------------  ----------      ------------   --------
               Total                         2,450,824    4.34 years      $ 2.00         2,330,824     $ 2.07
                                           ============  ============  ==========      ============   ========


               *Weighted average

         The Corporation follows the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its outstanding stock options. Had stock compensation expense been determined pursuant to the methodology provided in SFAS No. 123, using the Black-Scholes option pricing model for grants made in 1999 and 1998. The pro-forma effect on operations would have been an increase in the 1999 and 1998 net loss of $304,000 and $89,000, respectively. The proforma effect includes the following weighted average assumptions:

                                                                         1999                 1998
                                                                    ---------------      ---------------
                    Expected volatility                                     95%                  80%
                    Risk free interest rate                                5.5%                 5.5%
                    Expected lines of options (in years)                    6                    6

         Strategic Alliance Stock Option Arrangement

         Pursuant to a strategic alliance formalized by an agreement for the acquisition of certain technology with a third-party pharmaceutical company ("Hexal"), the Corporation granted to Hexal, for each product
         (i) a "sign-up" option to purchase 100,000 shares of the Corporation's common stock at a price of $3.50 per share and (ii) a "product" option to purchase a presently indeterminable number of common shares at an exercise price equivalent to their fair value, as defined, upon the filing of an ANDA related to each of the two specified generic drugs. Such options may be exercised and payment for shares may be made only out of royalties payable by the Corporation to Hexal for sales, if any, of the related products. Hexal subsequently decided to proceed with the development of only one product. To date, there have been limited sales of the introduced product, but no options have been exercised. At December 31, 1999, royalties payable to Hexal, which are included in accrued expenses amount to approximately $102,000.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


         Employment Agreement Stock Options

         In connection with an employment agreement entered into in 1998, the Corporation granted to its Chief Executive Officer options for the purchase of 150,000 shares of common stock at an exercise price of $0.66 per share. The options vest ratably over a five-year period.


9.       MAJOR CUSTOMERS

         Shipments to one wholesale customer accounted for approximately 15% and 13% of net sales in 1999 and 1998, respectively. Balances due from this customer represented approximately 10% and 13% of accounts receivable at December 31, 1999 and 1998, respectively.

         Shipments to another wholesale customer accounted for approximately 11% and 17% of net sales in 1999 and 1998, respectively. Balances due from this customer represented approximately 3% and 2% of accounts receivable at December 31, 1999 and 1998, respectively.


10.      OTHER MATTERS

         The Corporation is involved in routine litigation incidental to its business. Management believes the resolution of these matters will not materially affect the financial statements.


11.      SUBSEQUENT EVENTS

         Effective February 10, 2000, the articles of incorporation of the Corporation were amended to increase the authorized number of common shares from 20,000,000 to 30,000,000.

         Subsequent to year end, the Corporation received proceeds of $1,600,000 on a $2,000,000 line of credit from Sun Pharma.



                                    * * * * *

                                 Exhibit Index
                                 -------------

Exhibit No.                    Description
-----------                    -----------
   24                          Power of Attorney
   27                          Financial Data Schedule