Form 10QSB
period 2000-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2000-05-15
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED March 31, 2000

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

Yes [X]                    No [ ]


Common Stock outstanding at May 6, 2000: 20,084,618 shares


The total number of pages is 14
                             --

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                                  BALANCE SHEET


                                       PARTICULARS                                    MARCH
                                                                                     31 2000

                                         ASSETS                                    AMOUNT (USD)
CURRENT ASSETS
  Cash and cash equivalents                                                            $ 396,261
  Accounts receivables, net of allowances of $145,000                                    605,212
  Inventories                                                                          1,343,934
  Prepaid expenses and deposits                                                           59,260
                                  TOTAL CURRENT ASSETS                                 2,404,667

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                   197,305
  Building and improvements                                                            6,756,649
  Equipment                                                                            4,235,592
  Furniture and fixtures                                                                 179,211
  Total                                                                               11,368,757
  Less: accumulated depreciation                                                       4,009,154
NET PROPERTY, PLANT & EQUIPMENT                                                        7,359,603

                                      TOTAL ASSETS                                   $ 9,764,270

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                   $ 1,112,590
  Accounts payable, Sun Pharma                                                           274,148
  Accrued expenses                                                                       317,364
  Accrued interest                                                                     3,097,410
  Current portion of long-term debt - EDC                                              7,980,000
  Current portion of long-term debt - Stockholders                                     1,465,000
                                TOTAL CURRENT LIABILITIES                             14,246,512

LONG-TERM LIABILITIES
  Notes payable to stockholders                                                        8,150,000
  Preferred stock dividends payable                                                      195,000
                               TOTAL LONG-TERM LIABILITIES                             8,345,000

                                    TOTAL LIABILITIES                                 22,591,512

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;                          1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                           31,232,465
   issued and outstanding, 18,556,295 shares
  Preferred stock dividends                                                             (195,000)
  Accumulated deficit                                                                (44,864,707)
                               TOTAL STOCKHOLDERS' DEFICIT                           (12,827,242)

                       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 9,764,270


SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF OPERATIONS


                  PARTICULARS                                             THREE MONTHS ENDED
                                                                                 MARCH

                                                                      2000                    1999
                                                                      ----                    ----

Net Sales                                                        $    782,236            $    879,446
Cost of goods sold                                                    802,198                 858,857
GROSS PROFIT (DIFFERENTIAL)                                           (19,962)                 20,589

Selling, general & administrative expenses                            529,540                 471,179
Research & development costs                                          739,054               1,169,649

OPERATING LOSS                                                     (1,288,556)             (1,620,239)

Other income (expense)
  Interest expense                                                   (364,518)               (206,621)
  Interest income                                                       9,496                   5,483
OTHER EXPENSE - NET                                                  (355,022)               (201,138)

NET LOSS                                                         $ (1,643,578)           $ (1,821,377)

NET LOSS PER BASIC AND DILUTED COMMON SHARE                      $      (0.09)           $      (0.10)


SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
            STATEMENTS OF SHAREHOLDERS' DEFICIT AS AT MARCH 31, 2000


                                                                                               COMMON
                                                                                                STOCK       PREFERRED
                                        PREFERRED STOCK              COMMON STOCK            SUBSCRIPTION      STOCK
                                     SHARES        AMOUNT         SHARES       AMOUNT         RECEIVABLE     DIVIDENDS
Balance at
  January 1, 1999                   285,714    $ 1,000,000      14,528,000   $ 29,025,840                  $ (120,000)
Preferred dividend                                                                                            (15,000)
Issuances of common stock                                        1,650,695        365,000
Retirement of Common Stock
Net loss
Balance at March 31, 1999           285,714    $ 1,000,000      16,178,695   $ 29,390,840      $ -         $ (135,000)

Balance at
  January 1, 2000                   285,714      1,000,000      18,556,295     31,232,465        -           (180,000)
Preferred dividend                                                                                            (15,000)
Net loss
Balance at March 31, 2000           285,714    $ 1,000,000      18,556,295   $ 31,232,465      $ -         $ (195,000)


                                         ACCUMULATED
                                           DEFICIT                  TOTAL
Balance at
  January 1, 1999                         $ (33,481,145)       $ (3,575,305)
Preferred dividend                                                  (15,000)
Issuances of common stock                                           365,000
Retirement of Common Stock
Net loss                                     (1,821,377)         (1,821,377)
Balance at March 31, 1999                 $ (35,302,522)       $ (5,046,682)

Balance at
  January 1, 2000                           (43,221,129)       $ 11,168,664)
Preferred dividend                                    -             (15,000)
Net loss                                     (1,643,578)         (1,643,578)
Balance at March 31, 2000                 $ (44,864,707)       $(12,827,242)

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF CASH FLOWS


                             PARTICULARS                                1ST QUARTER ENDED MARCH 31,
                                                                       2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,643,578)           $ (1,821,377)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                                      144,601                 150,000
     Non cash interest expense                                         365,360

     Changes in operating assets and liabilities
        which provided (used) cash:
         Accounts receivable                                          (241,024)                 (2,385)
         Inventories                                                   361,158                (132,758)
         Prepaid expenses and deposits                                  18,075                  55,915
         Accounts payable                                             (144,395)                561,524
        Accrued expenses                                                41,533                 157,370

NET CASH USED IN OPERATING ACTIVITIES                               (1,098,270)             (1,031,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (50,988)                (97,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                    -                 365,000
  Proceeds from short-term debt                                      2,000,000                 450,000
  Payments on long-term debt to EDC                                   (900,000)
NET CASH PROVIDED FROM FINANCING ACTIVITIES                          1,100,000                 815,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (49,258)               (314,236)
Cash and cash equivalents, beginning of period                         445,519                 823,576

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 396,261               $ 509,340

SEE ACCOMPANYING NOTES

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of March 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 1999 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement, in 1997, whereby Sun Pharma has invested $7,500,000 into common stock of the Corporation, and is required to exchange the formula for 25 products over a period of five years to the Corporation in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product). At December 31, 1999, Sun Pharma has delivered the formula for 6 products, and holds approximately 48% of the outstanding common stock of the Corporation.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of March 31, 2000, a stockholders' deficit of $12,827,242. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

Management's plan with regard to improving profitability, cash flows and operations include infusion of additional funding from Sun Pharma and obtaining additional bank lines of credit. Management's plan for 2000 includes:

-        Focusing on compliance with FDA regulations.

-        Focusing on research and development with their staff of 8 scientists.
         Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in pharmaceutical development.

- The research and development team has already established bio-equivalence of nine ANDA products, out of which five have been filed with the FDA for approval. Further, seven DESI products have been developed and are being marketed. The team is presently working on 21 products which are in different stages of development including the products mentioned above. There is no assurance, however, that any of these products will be developed and marketed. The Corporation expects to complete the development of four to six products each year.

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

The weighted average number of common shares outstanding (basic and diluted) for the period ended March 31, 2000 and March 31, 1999 were 18,556,295 and 15,857,929, respectively.

3.       MORTGAGE NOTE

EDC Loan

Debt at March 31, 2000 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

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

As a condition of the deferral, the EDC was provided additional security on all the Corporation's existing equipment and the Corporation agreed to comply with several additional financial and operating covenant which include, limiting capital expenditures made without the consent of the EDC to under $2,000,000 during the deferral period, and abstaining from share redemption during the payment deferral period.

During 1999, the Corporation had not made any of the scheduled payments related to the agreement. The Corporation is currently renegotiating the repayment terms with the EDC. During the first quarter of 2000 the Corporation made payments of $900,000 to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

4.       STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of March 31:
                                                                                                       1999

10% Promissory note payable to Sun Pharma, principal balance payable in full in
October 2003, with interest payable semi-annually, subject to the provisions of
an Inter-Creditor agreement.                                                                       $ 5,300,000

10% line of credit payable to Sun Pharma, which matures no later than December
2001.                                                                                                2,000,000

10% Promissory notes payable to two stockholder directors, with principal which was due August 1999 and is subject to the provisions of an Inter-Creditor agreement. These notes were converted into 1,376,000 common shares of the
Corporation on April 1, 2000.                                                                        1,290,000

10% Promissory note payable to Sun Pharma Global, Inc., a wholly-owned subsidiary of Sun Pharma, subject to the provisions of an Inter-Creditor
agreement.                                                                                             850,000

10% Promissory note payable to stockholder director, payable in quarterly installments of $25,000 through 2000, with a final payment due December 2000 in
the form of common shares of the Corporation equal to $100,000.                                        175,000
                                                                                                    ----------
Total shareholder notes payable                                                                      9,615,000

Less amounts due within one year                                                                     1,465,000
                                                                                                    ----------

Shareholder notes due after one year                                                                $8,150,000
                                                                                                    ==========


Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan, these parties currently have no intent of demanding payment within the upcoming year; therefore, such notes have been classified as long-term.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF PLAN OF OPERATIONS

Sales

Net sales for the periods ended March 31, 2000 and 1999 were $782,236 and $879,446 respectively. The decrease of 11% is directly attributable to nonavailabilty of contract manufacturing. The contract manufacturing revenue during the first quarter of 1999 amounted to approximately $200,000 as against no contract manufacturing revenue during that quarter of 2000. Caraco product sales increased from $673,446 in 1999 to $782,236 during first quarter 2000 amounting to a 16% increase.

Gross Profit (Differential)

The Corporation posted a gross loss of $19,962 for the first three months of 2000 as against the gross profit of $20,589 for the corresponding period of 1999. The decrease in margin was a direct result of non availability of contract manufacturing business resulting in lower capacity utilization.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the periods ended March 31, 2000 and March 31, 1999 were $529,540 and $471,179 respectively, representing an increase of 12%. The increase in SG&A relates to severance compensation paid to employees and consulting costs related to regulatory compliance.

Research and Development Expenses

Research and Development expenses of $739,054 for the first quarter ended March 31, 2000 were lower by 37%, when compared with $1,169,649 incurred during the corresponding quarter of 1999. The substantial decrease was mainly due to rescheduling of bioequivalance studies.

As a result of ongoing research and development efforts and products received from Sun Pharma the Corporation presently has submitted five (5) ANDAs to the U.S. Federal Drug Administration for approval and has completed three (3) bio-equivalence studies awaiting the expiration of exclusivity for submission. In addition, four (4) more products are in advanced stages of development. All together the Corporation has twenty-one (21) products under development.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC and note payable to stockholders was $364,518 and $206,621 for periods ended March 31, 2000 and 1999, respectively.

Results of Operations

Operating net losses for the periods ended March 31, 2000 and 1999 were $1,643,578 and $1,821,377 respectively. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) research and development spending.

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

Liquidity and Capital Resources

At March 31, 2000, the Corporation had negative working capital of $11,841,845 compared with a negative working capital of $975,653 for the corresponding quarter of 1999. The increase in negative working capital for the quarter ended March 31, 2000 was mainly due to the ongoing negotiations with the EDC to restructure debt repayments which has resulted in the entire amount of the EDC debt and related accrued interest to be classified as current.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                                    None

ITEM 2.    CHANGES IN SECURITIES

                                    None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default of debt with the Economic Development Corporation of the City of Detroit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

ITEM 6.    EXHIBITS AND REPORTS

a. The following exhibit is filed as part of this report and is attached hereto:

           EXHIBIT 27 -    Financial Data Schedule

b. There were no Form 8-K's filed during the first quarter of 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    CARACO PHARMACEUTICAL LABORATORIES, LTD.



                                    By: /s/ Narendra N. Borkar
                                        --------------------------------------
                                        Narendra N. Borkar
                                        Chief Executive Officer (A duly
                                         authorized signatory of the Company)
DATED: May 12, 2000

                                  EXHIBIT INDEX



EXHIBIT TABLE
   NUMBER                       EXHIBIT                                  PAGE
--------------------------------------------------------------------------------
   27                  Financial Data Schedule                            14