Form 10QSB
period 2000-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2000-08-14
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED June 30, 2000

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

Yes [X]           No [ ]


Common Stock outstanding at August 14, 2000 - 20,084,618 shares

Total number of pages is 46

                         CARACO PHARMACEUTICAL LABORATORIES LTD.
                                      BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------------
                                       PARTICULARS                                                              JUNE
                                                                                                              30 2000
-------------------------------------------------------------------------------------------------------------------------

                                          ASSETS                                                            AMOUNT (USD)
CURRENT ASSETS
  Cash and cash equivalents                                                                                $     549,144
  Accounts receivables, net of allowances of $145,000                                                            489,483
  Inventories                                                                                                  1,520,896
  Prepaid expenses and deposits                                                                                   75,460
                                                                                                           --------------
                                   TOTAL CURRENT ASSETS                                                        2,634,983
                                                                                                           --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                                           197,305
  Building and improvements                                                                                    6,772,818
  Equipment                                                                                                    4,237,463
  Furniture and fixtures                                                                                         179,211
  Total                                                                                                       11,386,797
  Less: accumulated depreciation                                                                               4,149,084
                                                                                                           --------------
NET PROPERTY, PLANT & EQUIPMENT                                                                                7,237,712
                                                                                                           --------------

                                                                                                           --------------
                                      TOTAL ASSETS                                                         $  9,872,696
                                                                                                           ==============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                                         $   1,130,347
  Accounts payable - Sun Pharma                                                                            $           -
  Accrued expenses                                                                                               370,416
  Accrued interest                                                                                             3,337,160
  Current portion of long-term debt - EDC                                                                      7,180,000
  Current portion of long-term debt - Stockholders                                                                75,000
                                                                                                           --------------
                                TOTAL CURRENT LIABILITIES                                                     12,092,922
                                                                                                           --------------

LONG-TERM LIABILITIES
  Notes payable to stockholders                                                                                6,300,000
  Loans Payable                                                                                                4,475,000
  Preferred stock dividends payable                                                                              210,000
                               TOTAL LONG-TERM LIABILITIES                                                    10,985,000

                                                                                                           --------------
                                    TOTAL LIABILITIES                                                         23,077,922
                                                                                                           --------------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;                                                  1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                                                   32,734,627
   issued and 20,084,618 outstanding shares
  Preferred stock dividends                                                                                     (210,000)
  Accumulated deficit                                                                                        (46,729,853)
                                                                                                           --------------
                               TOTAL STOCKHOLDERS' DEFICIT                                                   (13,205,226)
                                                                                                           --------------

                                                                                                           --------------
                        Total liabilities and stockholders' deficit                                        $   9,872,696
                                                                                                           ==============

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
               PARTICULARS                                                                  SIX MONTHS ENDED
                                                                                                JUNE
-----------------------------------------------------------------------------------------------------------------------

                                                                              2000                             1999
                                                                              ----                             ----

Net Sales                                                              $       1,355,432                   $  1,684,258
Cost of goods sold                                                             1,378,382                      1,644,567
                                                                       -------------------------------------------------
GROSS PROFIT (DIFFERENTIAL)                                                      (22,950)                        39,691
                                                                       -------------------------------------------------

Selling, general & administrative expenses                                     1,278,272                        930,507
Research & development costs                                                   1,474,289                      2,201,121
                                                                       -------------------------------------------------
OPERATING LOSS                                                                (2,775,511)                    (3,091,937)
                                                                       -------------------------------------------------

Other income (expense)
  Interest expense                                                              (744,734)                      (442,025)
  Interest income                                                                 11,520                          8,523
                                                                       -------------------------------------------------
OTHER EXPENSE - NET                                                             (733,214)                      (433,502)
                                                                       -------------------------------------------------

                                                                       -------------------------------------------------
NET LOSS                                                               $      (3,508,724)                  $ (3,525,439)
                                                                       =================================================

                                                                       -------------------------------------------------
NET LOSS PER BASIC AND DILUTED COMMON SHARE                            $           (0.18)                  $      (0.22)
                                                                       =================================================


SEE ACCOMPANYING NOTES

               CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                                                          2ND QUARTER ENDED JUNE 30,
                                                                                         2000                   1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $           (3,508,724)           $ (3,525,439)
  Adjustments to reconcile net loss to
  net cash used in operating activities
         Depreciation                                                                      284,530                 283,800
         Non cash interest expense                                                         605,082                 339,990
         Common Shares issued for product transfer                                           8,667
         Common shares issued for Interest Expense                                          86,000
         Common Shares issued for compensation                                              17,495

  Changes in operating assets and liabilities which provided (used) cash:
         Accounts receivable                                                              (125,295)                 64,326
         Inventories                                                                       184,196                (431,062)
         Prepaid expenses and deposits                                                       1,875                 130,919
         Accounts payable                                                                 (400,786)                482,494
         Accrued expenses                                                                   94,585                 141,993
                                                                            -----------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (2,752,376)             (2,512,979)
                                                                            -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (68,999)               (135,097)
  Payments to EDC                                                                       (1,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                                        -                 396,000
  Proceeds from long-term debt                                                           4,475,000
  Proceeds from short-term debt                                                            150,000               2,050,000
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                              2,856,001               2,446,000
                                                                            -----------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                       103,625                (202,076)
Cash and cash equivalents, beginning of period                                             445,519                 823,576
                                                                            -----------------------------------------------

                                                                            -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $              549,144            $    621,500
                                                                            ===============================================

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
             STATEMENTS OF SHAREHOLDERS' DEFICIT AS AT JUNE 30, 2000

--------------------------------------------------------------------------------------


                                      PREFERRED STOCK            COMMON STOCK
                                    SHARES      AMOUNT       SHARES        AMOUNT
--------------------------------------------------------------------------------------
Balance at
  January 1, 1999                   285,714  $ 1,000,000    14,528,000  $ 29,025,840
Preferred dividend
Issuances of common stock                                    1,681,695       396,000
Retirement of Common Stock
Net loss
Balance at June 30, 1999            285,714  $ 1,000,000    16,209,695  $ 29,421,840
--------------------------------------------------------------------------------------

Balance at
  January 1, 2000                   285,714    1,000,000    18,556,295    31,232,465
Preferred dividend
Issuances of common stock                                    1,528,323     1,502,162
Net loss
Balance at June 30, 2000            285,714  $ 1,000,000    20,084,618  $ 32,734,627
--------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                        COMMON
                                        STOCK         PREFERRED
                                     SUBSCRIPTION       STOCK       ACCUMULATED
                                      RECEIVABLE      DIVIDENDS       DEFICIT           TOTAL
---------------------------------------------------------------------------------------------------

Balance at
  January 1, 1999                                     $ (120,000)    $ (33,481,145)  $  (3,575,305)
Preferred dividend                                       (30,000)                          (30,000)
Issuances of common stock                                                                  396,000
Retirement of Common Stock
Net loss                                                                (3,525,439)     (3,525,439)
Balance at June 30, 1999             $         -      $ (150,000)    $ (37,006,584)  $  (6,734,743)
---------------------------------------------------------------------------------------------------

Balance at
  January 1, 2000                              -        (180,000)      (43,221,129)  $ (11,168,664)
Preferred dividend                                       (30,000)                -         (30,000)
Issuances of common stock                                                                1,502,162
Net loss                                                                (3,508,724)     (3,508,724)
Balance at June 30, 2000             $         -      $ (210,000)    $ (46,729,853)  $ (13,205,226)
---------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of June 30, 2000 and the related statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby Sun Pharma agreed to invest $7,500,000 in cash in exchange for 5,300,000 shares of Caraco common stock. Sun Pharma has delivered all the $7.5 million investment. Sun also agreed to transfer the technology for 25 products over a period of 5 years in exchange for 544,000 shares of Caraco common stock to be issued for each ANDA product and 181,333 shares for each DESI (Drug Efficacy Study Implementation). As of June 30, 2000, Sun Pharma has delivered the formula for 8 products, and holds approximately 45% of the outstanding common stock of the Corporation.


The Corporation has never achieved sales necessary to support operations. The Corporation has, as of June 30, 2000, a stockholders' deficit of $13,205,226. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.


Management's plans include reducing the stockholders' deficit with the infusion of additional funding and generating operating profits by:

    -    Focusing on compliance with FDA regulations.

    - Focusing on research and development with a staff of 8. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in the pharmaceutical development.

    - The research and development team has already established bio-equivalence of nine ANDA products, of which seven have been filed with the FDA for approval. Further, seven DESI products have been developed and are being marketed. The team is presently working on 21 products, which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

    - The Corporation intends to increase the width and depth of its product portfolio to serve customers effectively.

    - The Corporation is committed to continuing R&D efforts with continuing support from Sun Pharma, through their R&D efforts and financial arrangement support.

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended June 30, 2000 and June 30, 1999 were 19,236,483 and 18,552,295 respectively.


3.       MORTGAGE NOTE

EDC Loan

Debt at June 30, 2000 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3% as described in the amendments. (Effective rate 5.93% at June 30, 2000).

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

The Corporation is currently renegotiating the repayment terms with the EDC. During the 1st half of 2000, the Corporation has made payments of $1,700,000 to the EDC. Such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the final restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.


4.       STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of June 30:

10% Promissory note payable to Sun Pharma, principal balance          $5,300,000
payable in full in October 2003, with interest payable semi-annually, subject to the provisions of an Inter-Creditor agreement.

10% promissory note payable to Sun Pharma Global, Inc., a             $1,000,000
wholly owned subsidiary of Sun Pharma, subject to the provisions of an Inter-Creditor agreement. Further to $850,000 from earlier period, the Corporation has received
$150,000 during the second quarter.

10% Promissory note payable to a stockholder director,                $   75,000
payable in installments with a final payment due
December 2000.
                                                                      ----------

Stockholders Notes due                                                $6,375,000
                                                                      ==========

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan, Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term. Further, the Corporation has repaid two shareholder creditors holding notes payable of $1,290,000 by issue of common stock during the second quarter. Further, one shareholder director holding notes payable of $175,000 has been repaid $100,000 by issue of common stock during the second quarter and the balance $75,000 shall be repaid by the year end.


5.       LINE OF CREDIT FROM ICICI BANK

As enhanced commitment and support from Sun Pharma, the Corporation has been able to get an additional line of credit of $ 5 million from ICICI Bank of India through the security guarantee of Sun Pharma to finance the research and development activities, upgrade facilities, repayment of loans and working capital requirements. Proceeds of the loan in the amount of $4,200,000 have been received by the Corporation as of June 30, 2000 with interest payments due quarterly and quarterly principal payments due from December 2003 through September 2005.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales
Net sales for the periods ended June 30, 2000 and 1999 were $1,355,432 and $1,684,258 respectively. For the second quarter ended June 30, 1999 net sales were $573,195 compared to $804,812 for the corresponding quarter of the previous year. This decrease can be mainly attributed to absence of contract manufacturing activity and the increased resources of the Corporation shifting from production to FDA compliance, which is separately commented upon below. There has been a commitment by management to ensure that the entire team of personnel are involved in the FDA compliance areas of activity.

Gross Profit (Differential)

The Corporation posted a gross loss of $22,950 for the first six months of 2000, compared to a gross profit of $39,961 during the same period of 1999. Gross loss for the quarter ended June 30, 2000 was $2,988 compared to gross profit of $19,103 recorded in the corresponding quarter in 1999. This decrease can be mainly attributed to absence of contract manufacturing activity and the increased resources of the Corporation shifting from production to FDA compliance, which is separately commented upon below. There has been a commitment by management to ensure that the entire team of personnel are involved in the FDA compliance areas of activity.


Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the periods ended June 30, 2000 and June 30, 1999 were $1,278,272 and $930,507 respectively, representing an increase of almost 37%. For the quarter ended June 30, 2000 SG&A was $748,732 as against $459,328 for a similar period in 1999. The increase in SG&A is mainly due to the expenses incurred for FDA compliance, by retaining very highly regarded consultants, which management views as a future investment for the Corporation.

Research and Development expenses

Research and Development expenses of $1,474,289 for the period ended June 30, 2000 were lower by 33%, when compared with $2,201,121 incurred during the corresponding period of 1999. R&D expenses for the quarter ended June 30, 1999 were $944,749 as against $1,031,472 in the corresponding period of the previous year. The reduced spending represents the commitment of the Corporation to increase its focus on FDA compliance and increased personnel and efforts in the new focus of the Corporation.

The Corporation is working on two promising products for ANDA submission during 2000/2001. As of June 30, 2000 the Corporation has submitted seven ANDA applications to the US FDA for approval. In addition the Corporation has plans to commence development of six products comprising both ANDA and DESI products. Although the products are developed with utmost care, the Corporation cannot guarantee the success of the bio-equivalence studies, or FDA approval.


Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as a new line of credit granted to the Corporation by ICICI Bank, and guaranteed by Sun Pharma was $744,734 and $442,025 for periods ended June 30, 2000 and 1999, respectively. Interest expense for the quarter ended June 30, 2000 was $330,216 compared with $235,364 during the same period in 1999.

Results of Operations

Operating losses for the period ended June 30, 2000 and 1999 were $2,775,511 and $3,091,937 respectively. For the second quarter ended June 30, 2000 the operating loss was $1,696,469 as against $1,704,061 during the corresponding period of 1999. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) including the impact of research and development spending and SG&A expenses due to the change of focus of the Corporation to FDA compliance.

A number of uncertainties exist that may influence the Corporation's future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, complying to FDA norms and thereby obtaining FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

FDA Compliance

The Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000. In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in the Good Manufacturing Practices (GMP's). The areas of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, the Corporation has retained the services of a reputed and well-respected FDA compliance-consulting firm to help it address the GMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation has responded to the FDA indicating the corrective measures and plan to rectify the deviations and deficiencies referred to above. Failure to rectify the deficiencies and/or deviations may result in enforcement action by the FDA. The Corporation is making all efforts to overcome the shortcomings and comply with all of its regulatory requirements. However, the Corporation does not guarantee that the efforts made by the Corporation would necessarily result in FDA approving the GMPs or the ANDA products pending approval being granted.

Liquidity and Capital Resources

At June 30, 2000, the Corporation had negative working capital of $9,457,939 compared with working capital of $853,761 of the corresponding period of 1999. The negative working capital for the period ended June 30, 2000 was mainly due to the maturity of a portion of EDC debt and related accrued interest, which has been classified as current, a majority of which was termed as Long term during 1999. To enable the Corporation to fund its research and development activities, repayment of term loans and the increased working capital needs Sun Pharma has stood as security guarantor for a credit line of $5 million on behalf of the Corporation with ICICI Bank of India. As of June 30, 2000 the Corporation has received $4,200,000 from ICICI Bank through this credit facility.

Further, Sun Pharma continues to support the Corporation in its activities and is trying to negotiate and help the Corporation raise additional funds required for financial need of the Corporation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              NONE

ITEM 2.  CHANGES IN SECURITIES

              NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Although the Corporation has made payments of $1,700,000 to the Economic Development Corporation (EDC), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual General Meeting of the Shareholders (the "meeting") of the Corporation was held on June 8, 2000 in Detroit, Michigan, for the purposes of electing two directors for three-year terms expiring in 2003 and upon the election and qualification of their successors.



                  The results of the election were as follows:


                  NAME OF THE DIRECTOR               VOTES FOR                  VOTES WITHELD

                  Jay F. Joliat                      16,471,833                 1,957,932

                  Dilip S. Shanghvi                  18,299,180                   130,585

                  The names of the directors whose terms continued after the meeting are as follows:

                  David W. Adamany (but see item 5 below)
                  David A. Hagelstein
                  Phyllis Harrison-Ross
                  Narendra N. Borkar
                  Sudhir V. Valia
                  Sailesh T. Desai

ITEM 5.  OTHER INFORMATION

                  On July 26, 2000, Dr. David W. Adamany resigned as a director of the Corporation. Dr. Adamany did not resign as a result of a disagreement with the Corporation.

ITEM 6.  EXHIBITS

A. The following exhibits are filed as part of this report and are attached hereto:


         Exhibit 4 - Copy of the Agreement between the Corporation and ICICI
         Bank
         Exhibit 27 - Financial Data Schedule


B.       There were no Form 8-K's filed during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARACO PHARMACEUTICAL LABORATORIES, LTD.



                                       By: /s/ Narendra N. Borkar
                                          --------------------------------
                                          Narendra N. Borkar
                                          Chief Executive Officer (a duly
                                          Authorized Signatory of the
                                          Corporation)


Dated:  August 14, 2000

                                  EXHIBIT INDEX


EXHIBIT                           EXHIBIT TABLE
NUMBER                               EXHIBIT
------                            -------------


4                          Agreement between ICICI Bank
                           and the Corporation for
                           the term loan of $5 million.


27                         Financial Data Schedule