Form 10QSB
period 2000-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2000-11-13
CIK 887708

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED September 30, 2000

Commission File No. 0-24676

CARACO PHARMACEUTICAL LABORATORIES LTD.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2505723

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1150 ELIJAH MC COY DRIVE, DETROIT, MICHIGAN	48202

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (313) 871-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No

Common Stock outstanding at November 10, 2000 – 20,084,618 shares

CARACO PHARMACEUTICAL LABORATORIES LTD.

BALANCE SHEET (UNAUDITED)

PARTICULARS	SEPTEMBER
30, 2000

ASSETS

Current assets

Cash and cash equivalents	$817,784

Accounts receivables, net of allowances of $145,000	533,207

Inventories	1,475,345

Prepaid expenses and deposits	97,035

Total current assets	2,923,371

Property, plant and equipment — at cost

Land	197,305

Building and improvements	6,777,481

Equipment	4,237,463

Furniture and fixtures	185,538

Total	11,397,786

Less: accumulated depreciation	4,292,050

Net property, plant & equipment	7,105,736

Total assets	$10,029,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$940,143

Accrued expenses	441,158

Accrued interest	3,425,174

Current portion of long-term debt — EDC	6,780,000

Current portion of long-term debt — Stockholders	50,000

Total current liabilities	11,636,474

Long-term liabilities

Notes payable to stockholders	5,950,000

Loans Payable	7,375,000

Preferred stock dividends payable	225,000

Total long-term liabilities	13,550,000

Total liabilities	25,186,474

Stockholders’ deficit

Preferred stock, no par value, authorized 5,000,000 shares;	1,000,000

issued and outstanding, 285,714 Series A shares

Common stock, no par value, authorized 30,000,000 shares;	32,734,627

issued and 20,084,618 outstanding shares

Preferred stock dividends	(225,000)

Accumulated deficit	(48,666,993)

Total stockholders’ deficit	(15,157,366)

Total liabilities and stockholders’ deficit	$10,029,107

See accompanying notes

2

CARACO PHARMACEUTICAL LABORATORIES, LTD.

STATEMENTS OF OPERATIONS

PARTICULARS	NINE MONTHS ENDED
	SEPTEMBER 30,
	2000	1999

Net Sales	$1,924,709	$2,289,203

Cost of goods sold	1,915,793	2,239,325

Gross profit	8,916	49,878

Selling, general & administrative expenses	2,092,508	1,597,560

Research & development costs	2,189,408	3,357,482

Operating loss	(4,273,000)	(4,905,164)

Other income (expense)

Interest expense	(1,202,276)	(864,730)

Interest income	29,411	13,950

Other expense — net	(1,172,865)	(850,780)

Net loss	$(5,445,864)	$(5,755,944)

Net loss per basic and diluted common share	$(0.28)	$(0.31)

See accompanying notes

3

CARACO PHARMACEUTICAL LABORATORIES, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

PARTICULARS	Nine months ended September 30,
	2000	1999

Cash flows from operating activities:

Net loss	$(5,445,864)	$(5,755,944)

Adjustments to reconcile net loss to net cash used in operating activities Depreciation	427,468	425,700

Non cash interest expense	693,124	745,688

Common Shares issued for product transfer	8,667	—

Common shares issued for Interest Expense	86,000	—

Common Shares issued for compensation	17,495	—

Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable	(169,019)	75,301

Inventories	229,747	(309,293)

Prepaid expenses and deposits	(19,700)	118,125

Accounts payable	(590,990)	(1,899)

Accrued expenses	165,327	188,624

Net cash used in operating activities	(4,597,746)	(4,513,698)

Cash flows from investing activities:

Purchases of property, plant and equipment	(79,988)	(214,557)

Net Cash used in investing activities	(79,988)	(214,557)

Cash flows from financing activities:

Proceeds from issuances of common stock	—	396,000

Proceeds from long-term debt	7,375,000	—

Payments to EDC	(2,100,000)

Proceeds from repayment of short-term debt	(225,000)	4,075,000

Net cash provided from financing activities	4,970,012	4,471,000

Net increase/(decrease) in cash and cash equivalents	372,266	(257,255)

Cash and cash equivalents, beginning of period	445,519	823,576

Cash and cash equivalents, end of period	$817,784	$566,321

See accompanying notes

4

CARACO PHARMACEUTICAL LABORATORIES, LTD.

STATEMENTS OF SHAREHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

					COMMON
					STOCK
	PREFERRED STOCK		COMMON STOCK		SUBSCRIPTION
	SHARES	AMOUNT	SHARES	AMOUNT	RECEIVABLE
Balance at

January 1, 1999	285,714	$1,000,000	14,528,000	$29,025,840	$(4,220,000)

Preferred dividend

Issuances of common stock			4,024,295	396,000	4,220,000

Retirement of Common Stock

Net loss

Balance at September 30, 1999	285,714	$1,000,000	18,552,295	$29,421,840	$—

Balance at

January 1, 2000	285,714	1,000,000	18,556,295	31,232,465	—

Preferred dividend

Issuances of common stock			138,323	112,162

for Expenses

Issuances of common stock for satisfaction of debt			1,390,000	1,390,000

Net loss

Balance at September 30, 2000	285,714	$1,000,000	20,084,618	$32,734,627	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PREFERRED
	STOCK	ACCUMULATED
	DIVIDENDS	DEFICIT	TOTAL
Balance at

January 1, 1999	$(120,000)	$(33,481,145)	$(7,795,305)

Preferred dividend	(45,000)		(45,000)

Issuances of common stock			396,000

Retirement of Common Stock

Net loss		(5,755,944)	(5,755,944)

Balance at September 30, 1999	$(165,000)	$(39,237,089)	$(13,200,248)

Balance at

January 1, 2000	(180,000)	(43,221,129)	$(11,168,664)

Preferred dividend	(45,000)	—	(45,000)

Issuances of common stock			112,162

for Expenses

Issuances of common stock for satisfaction of debt

Net loss		(5,445,864)	(5,445,864)

Balance at September 30, 2000	$(225,000)	$(48,666,993)	$(16,547,366)

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The balance sheet as of September 30, 2000 and the related statements of operations, stockholders’ deficit and cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 should be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby Sun Pharma agreed to invest $7,500,000 in cash in exchange for 5,300,000 shares of Caraco common stock. Sun Pharma has delivered all of the $7.5 million investment. Sun also agreed to transfer the technology for 25 products over a period of 5 years in exchange for 544,000 shares of Caraco common stock to be issued for each ANDA product and 181,333 shares for each DESI (Drug Efficacy Study Implementation). As of September 30, 2000, Sun Pharma has delivered the formula for 8 products, and holds approximately 45% of the outstanding common stock of the Corporation.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of September 30, 2000, a stockholders’ deficit of $15,157,366.00. Realization of a major portion of the assets is dependent upon the Corporation’s ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time.

Management’s plans include reducing the stockholders’ deficit with the infusion of additional funding and generating operating profits by:

•	Focusing on compliance with FDA regulations.

•	Focusing on research and development with a staff of 8. Additionally, continued support from Sun Pharma having 26 researchers working in India supporting Caraco’s research and development efforts. These personnel have a proven background in pharmaceutical development.

•	The research and development team has already established bio-equivalence of nine ANDA products, of which seven have been filed with the FDA for approval. Further, seven DESI products have been developed and are being marketed. The team is presently working on 21 products, which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

•	The Corporation intends to increase the width and depth of its product portfolio to serve customers effectively.

•	The Corporation is committed to continuing R&D efforts with continuing support from Sun Pharma, through their R&D efforts and financial arrangement support.

•	With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better cost absorption and improved margins.

•	The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

2. COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options and warrants and the assumed conversion of preferred stock and convertible stockholder notes into common stock would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal in each period.

The weighted average number of common shares outstanding (basic and diluted) for the periods ended September 30, 2000 and September 30, 1999 were 19,521,528 and 18,552,295 respectively.

3. MORTGAGE NOTE

EDC Loan

Debt at September 30, 2000 consists of a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the “Agreement”) dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation’s property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3% as described in the amendments. (Effective rate 5.93% at September 30, 2000).

As a condition of the deferral, the EDC was provided additional security on all the Corporation’s existing equipment and the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made without the consent of the EDC to under $2 million during the deferral period, and abstaining from share redemption during the payment deferral period.

The Corporation is currently renegotiating the repayment terms with the EDC. During 2000, the Corporation has made payments of $2,100,000 to the EDC. Such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the final restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

4. STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of September 30:

10% Promissory note payable to Sun Pharma, principal balance payable in full in October 2003, with interest payable semi-annually, subject to the provisions of an Inter-Creditor agreement.	$5,300,000

10% promissory note payable to Sun Pharma Global, Inc., a wholly owned subsidiary of Sun Pharma, subject to the provisions of an Inter-Creditor agreement.	$650,000

10% Promissory note payable to a stockholder director, payable in installments with a final payment due March 2001.	$50,000

Shareholders Notes due	$6,000,000

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan, Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

5. LINE OF CREDIT FROM ICICI BANK

The Corporation had obtained a line of credit of $ 5 million from ICICI Bank of India which had been guaranteed by Sun Pharma. This line of credit has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of September 30, 2000, has received proceeds in the amount of $5,000,000 with interest payments due quarterly. Quarterly principal payments are scheduled to be made from December 2003 through September 2005.

6. LINE OF CREDIT FROM BANK OF NOVA SCOTIA

The Corporation has obtained an additional line of credit of $ 5 million from the Bank of Nova Scotia which has been guaranteed by Sun Pharma. This line of credit has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of September 30, 2000 has received proceeds in the amount of $2,300,000 with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005.

7. COMMON STOCK ISSUANCES

During the fiscal year 2000 the Corporation issued 1,390,000 shares of common stock at $1.00 per share to satisfy debt to Shareholders in the amount of $1,390,000.

Additionally, the Corporation issued 138,323 shares of common stock at prices ranging from $.50 to $1.00 per share to satisfy obligations for compensation, products and interest expense to shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the nine months ended September 30, 2000 and 1999 were $1,924,709 and $2,289,203 respectively. For the third quarter ended September 30, 1999 net sales were $569,284 compared to $604,495 for the corresponding quarter of the previous year. This decrease can be mainly attributed to absence of contract manufacturing activity and the increased resources of the Corporation shifting from production to FDA compliance, which is separately commented upon below. The management is committed to, and personnel have been directed to focus on FDA compliance.

Gross Profit (Differential)

The Corporation posted a gross profit of $8,916 for the first nine months of 2000, compared to a gross profit of $49,878 during the same period of 1999. Gross profit for the quarter ended September 30, 2000 was $31,866 compared to gross profit of $10,187 recorded in the corresponding quarter in 1999. Although there were increased expenses resulting from FDA compliance, the gross profit increased due to lower sales charges like chargebacks, discounts and product returns.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the nine months ended September 30, 2000 and September 30, 1999 were $2,092,508 and $1,597,560 respectively, representing an increase of almost 31%. For the quarter ended September 30, 2000 SG&A was $814,236 as against $667,053 for the same period in 1999. The increase in SG&A is mainly due to the expenses incurred for FDA compliance, including the attention of a FDA consulting firm.

Research and Development expenses

Research and Development expenses of $2,189,408 for the period ended September 30, 2000 were lower by 35%, when compared with $3,357,482 incurred during the corresponding period of 1999. R&D expenses for the quarter ended September 30, 1999 were $715,119 as against $1,156,361 in the corresponding period of the previous year. The reduced spending reflects the emphasis of the Corporation on FDA compliance.

The Corporation is working on two products for ANDA submission during 2000/2001. As of September 30, 2000 the Corporation has submitted nine ANDA applications to the US FDA for approval. In addition the Corporation has plans to commence development of six products comprising both ANDA and DESI products. There is no assurance that bio-equivalence studies will be successful, the products will receive FDA approval or that the products will be commercially successful. Moreover, until the Corporation satisfies certain FDA concerns, the FDA will not approve any of the pending ANDAs. See “FDA Compliance” below.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation’s mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as a new lines of credit granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma was $1,202,276 and $864,730 for periods ended September 30, 2000 and 1999, respectively. Interest expense for the quarter ended September 30, 2000 was $457,542 compared with $422,705 during the same period in 1999.

Results of Operations

Operating losses for the period ended September 30, 2000 and 1999 were $4,273,000 and $4,905,164 respectively. For the third quarter ended September 30, 2000 the operating loss was $1,497,489 as against $1,813,227 during the corresponding period of 1999. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation’s operational expenses and (2) the impact of research and development spending and SG&A expenses due to the change of focus of the Corporation to FDA compliance.

A number of uncertainties exist that may influence the Corporation’s future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, complying to FDA norms and thereby obtaining FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

FDA Compliance

The Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000. In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in the Good Manufacturing Practices (GMPs). The areas of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, the Corporation has retained the services of a FDA compliance-consulting firm to help it address the GMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation has responded to the FDA indicating the corrective measures and plan to rectify the deviations and deficiencies referred to above. Failure to rectify the deficiencies and/or deviations may result in enforcement action by the FDA. The Corporation is attempting to overcome the shortcomings and comply with applicable regulatory requirements. However, there is no assurance that the FDA will make a determination that the Corporation has satisfied the applicable deviations and/or deficiencies in the GMPs. Until it does, among other things, the FDA will not confirm any of approvals of the pending ANDAs.

As discussed above, the Corporation is continuing to commit it's resources towards FDA compliance.

Liquidity and Capital Resources

At September 30, 2000, the Corporation had negative working capital of $8,713,104 compared with a negative working capital of $1,235,110 of the corresponding period of 1999. The negative working capital for the period ended September 30, 2000 was mainly due to the maturity of a portion of EDC debt and related accrued interest, which has been classified as current, a majority of which was termed as long term during 1999. To enable the Corporation to fund its research and development activities, repayment of term loans and the increased working capital needs Sun Pharma has become a security guarantor for a credit line of $5 million each on behalf of the Corporation with ICICI Bank of India and Bank of Nova Scotia. As of September 30, 2000 the Corporation has received $5,000,000 from ICICI Bank and $2,300,000 through these credit facilities.

Further, Sun Pharma continues to support the Corporation in its activities and is trying to negotiate and help the Corporation raise additional funds required for the financial needs of the Corporation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      NONE

ITEM 2. CHANGES IN SECURITIES

      NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although the Corporation has made payments of $2,100,000 to the Economic Development Corporation (EDC), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

A. The following exhibits are filed as part of this report and are attached hereto:

4 Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $5 million.

27 Financial Data Schedule

B. There were no Form 8-Ks filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

By: /s/ Narendra N. Borkar

Narendra N. Borkar Chief Executive Officer (a duly Authorized Signatory of the Corporation)

Dated: November 10, 2000

EXHIBIT INDEX

EXHIBIT
NUMBER

4	Term Sheet between the Bank of Nova Scotia and the Corporation for the term loan of $5 million.

27	Financial Data Schedule