Form 10KSB40
period 2000-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2001-03-30
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS TO THIS FORM 10-KSB. [ X]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $2,377,546

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                   $4,219,659
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
           COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 27, 2000)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      AS OF MARCH 27, 2001, THERE WERE 21,173,818 COMMON SHARES OUTSTANDING

                      Documents Incorporated By Reference:

         Portions of the definitive Proxy Statement dated April 29, 2001, in connection with the Annual Meeting of Stockholders to be held on June 4, 2001, are incorporated by reference into Part III.

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

A significant source of funding for the Corporation has been from private placement offerings and loans, including a loan from the Economic Development Corporation of the City of Detroit (the "EDC"), which, pursuant to Section 108 of the Housing and Community Development Act of 1974, loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"), and amended on March 1, 1994 and August 5, 1997 (the "Amended EDC Agreement"). (See "Current Status of Corporation" and the "EDC Financing" below). In 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. ("Sun Pharma") completed an agreement whereby in exchange for 5,300,000 shares of Caraco common stock, Sun Pharma invested $7.5 million into the Corporation. Sun Pharma also agreed to provide the Corporation with products in exchange for shares of Common Stock. (See "Sun Pharmaceutical Industries Ltd." below.). Sun Pharma and its affiliates have also loaned and/or assisted Caraco in obtaining loans from third parties (See "Current Status of Corporation" below).

CURRENT STATUS OF CORPORATION

The Corporation continues to sustain substantial operating losses, and its ability to continue as a going concern is dependent on raising additional funds and achieving profitable operations (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations"). Debt at December 31, 2000 includes a note payable to the EDC in the amount of $6,580,000 related to funds advanced to the Corporation pursuant to the EDC Agreement. The Amended EDC Agreement included deferral of scheduled principal and interest payments for the period April 1996 to January 1999 until February 1999 to aid the Corporation in achieving adequate cash flows to assure Caraco's ability to fund its current operations and continue to develop products. (See "EDC Financing" below.) The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made any of the scheduled payments. During 2000 while it has been renegotiating with the EDC, the Corporation has paid $2.3 million to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being renegotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation shall then commence making the requested restructured payments. As of February 28, 2001, the Corporation is indebted to the EDC in the amount of $6,280,000 plus accrued interest.

As disclosed above, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to the Corporation for the purchase of common shares. On October 15, 1998 Sun Pharma also made a loan to the Corporation up to $5.3 million at an annual interest rate of 10% (which loan was amended to provide Sun Pharma with a security interest). The loan matures and is due and payable on the earlier of October 15, 2003. Prior to this, an affiliate of Sun Pharma made a loan to the Corporation of $650,000 at an annual interest rate of 10%. During 2000, Sun Pharma assisted Caraco in obtaining line of credit loans from ICICI Bank Limited and The Bank of Nova Scotia, each in the amount of up to $5.0 million. The Corporation has utilized, during 2000, $5 million from ICICI Bank Limited and $3.85 million from The Bank of Nova Scotia. In March 2001, the Bank of Nova Scotia increased its existing unsecured $5.0 million credit facility to Caraco by an additional $5.0 million to be used for general corporate purposes. The amounts borrowed (up to $10 million) under the Bank of Nova Scotia credit facility must be repaid in four semi-annual installments on February 4, 2004, August 24, 2004, February 24, 2005 and August 25, 2005. The loan may not be prepaid until August 24, 2003. Interest is at LIBOR plus 30 basis points, and is payable at one, two, three or six months periods at Corporation's option. Caraco intends to continue to seek adequate financing to fund the foregoing objectives and current operations.

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

CARACO'S PRODUCTS AND PRODUCT STRATEGY

Caraco's present product portfolio includes 13 products in 20 strengths in 34 package sizes. Of these 13 products, four have been temporarily discontinued until the Corporation successfully completes the next FDA inspection.

The Corporation has submitted nine ANDA's to the FDA for approval.

During 2000, Sun Pharma's dedicated development laboratory in Bombay was actively working on multiple ANDA submissions in connection with its agreement with the Corporation. (See "Sun Pharmaceutical Laboratories Ltd." below.) To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to 10 products. To date, including the transfer of technology by Sun Pharma, the Corporation has 21 products in various stages of active development. There is no assurance, however, that any of these products will be marketed.

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

CLONMEL CHEMICALS CO., LTD. (IRELAND)

On October 22, 1993, the Corporation entered into an agreement with Clonmel Chemicals Co., Ltd. ("Clonmel"), pursuant to which Clonmel provided to the Corporation, with respect to each of two generic pharmaceutical products, formulations that have been previously tested, the formulation and manufacturing methods, in process controls, finished product specifications, analytical methods and stability data required for the Corporation to manufacture its own bio-batches (sample batches of the product in amounts necessary for testing on humans) for use in the preparation and filing with the FDA of ANDAs with respect to these products. Pursuant to the agreement, Caraco must bear all costs of developing the products and filing the ANDAs and must pay Clonmel $10,000 on delivery of complete files containing the foregoing data, another

$20,000 on completion of a successful bioequivalency study (which study will be at Caraco's expense), and a final $20,000 upon receipt of FDA approval of the related ANDA. Clonmel has granted the Corporation the exclusive right to manufacture and market these products in the United States, including its territories and Puerto Rico, and in Canada; and the Corporation has agreed to pay royalties to Clonmel on net sales (as defined) of these products for five years from the date on which the marketing of the respective product commences. The formulations were delivered to the Corporation in 1994 and a bioequivalency study of one of the products was conducted and an ANDA was filed in January 1997. The second product is not currently being pursued due to changing market conditions and technical issues. There can be no assurance that the Corporation will receive FDA approval of the ANDA which has been filed or when FDA approval will be forthcoming; nor that the Corporation will be able to manufacture and sell the product profitably

SUN PHARMACEUTICAL INDUSTRIES LTD.

In 1997, Sun Pharma and the Corporation entered into an agreement pursuant to which, during a five year period, Sun Pharma shall sell to Caraco the right to develop, manufacture and sell 25 generic pharmaceutical products, (provided that any product which is a DESI (drug efficiency study implementation) product only counts as 1/3 of a product), in exchange for 544,000 shares of Caraco Common Stock for each product (181,333 shares, for each DESI product). To date, Sun Pharma has facilitated the transfer of technology to Caraco with respect to 10 products. As of December 31, 2000 Sun Pharma has been issued 4,714,682 shares for eight (8) ANDAs and two (2) DESI products.

In connection therewith Sun Pharma has invested in a dedicated development laboratory employing 26 scientists (PhDs, pharmacy graduates, analytical chemists and regulatory professionals) in Bombay, India, to facilitate speedy development of new products and smooth technology transfer. (See also "Caraco's Products and Product Strategy".)

EDC FINANCING

Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned approximately $9.1 million to the Corporation in 1990 in accordance with the EDC Agreement. These funds were used to pay the direct costs of acquiring land and constructing thereon the Corporation's pharmaceutical manufacturing facility and executive offices. (See Item 2. "Description of Property", "Current Status of Corporation", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 5 of Notes to Financial Statements".)

On March 1, 1994, the EDC Agreement was amended to extend the maturity date to July 1, 2002. On August 5, 1997, the Corporation and EDC restructured the Corporation's loan from the EDC, pursuant to a Second Note and Modification Agreement ("Modification Agreement"), in connection with the Corporation's default on such loan. Among other things, the Modification Agreement modified the previous note then in effect (the "Note") to provide that the regularly scheduled monthly payments which would otherwise be due and payable during the period from April 1, 1996 through and including January 1, 1999 (the "Deferred Payments") would be deferred until February 1, 1999. On February 1, 1999, Caraco was required to resume making regularly scheduled monthly payments of principal and interest, together with additional payments of principal and interest in an amount sufficient to amortize the total amount of: (i) the Deferred Payments, and

(ii) accrue interest on that portion of the currently outstanding indebtedness that would have been amortized by the Deferred Payments, commencing on the date when due under the terms of the original loan agreement, at the rate set forth in the note over a period of 42 consecutive months commencing on February 1, 1999 and ending on July 1, 2002 ("Additional Payments"). In the event, however, that with respect to the first quarter of operation in which Caraco's operating income before federal income taxes plus depreciation exceeds $500,000 on the first day of the six months succeeding such quarter, the regularly scheduled payment required to be made shall resume and the Additional Payments shall commence, provided, however, that the Additional Payments shall be reduced to the amount necessary to amortize the total of the sums set forth in (i) and (ii) above over a 42 month period commencing on the first day of the six months succeeding such quarter. During the month of December 1998 the Corporation approached the EDC regarding reconsideration of the repayment terms. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made any of the scheduled payments. During 2000 while it has been renegotiating with the EDC, the Corporation has paid $2.3 million to the EDC. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. The Corporation intends to continue to make payments to the EDC again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance , the Corporation shall then commence making the requested restructured payments. As of February 28, 2001, the Corporation is indebted to the EDC in the amount of $6,280,000 plus accrued interest.

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

The top five drug wholesalers in 2000 accounted for over $100 billion in sales. Caraco's product line is now represented in these top drug wholesalers; McKesson Drug, Bergen Brunswig, Cardinal, Ameri Source and Bindley. Caraco's products are now stocked by many other drug wholesalers, partly as a result of the Corporation's arrangements discussed below with buying groups.

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

SALES AND CUSTOMERS

Presently, Caraco has only a small in-house sales organization. In time as new products are added to the existing product line, management plans to expand its customer sales effort through adding additional sales personnel and/or contracting with an independent sales and marketing firm.

Shipments to one wholesale customer accounted for approximately 17% and 15% of net sales in 2000 and 1999, respectively. Balances due from this customer represented approximately 9% and 10% of accounts receivable at December 31, 2000 and 1999, respectively.

Shipments to another wholesale customer accounted for approximately 8% and 11% of net sales in 2000 and 1999, respectively. Balances due from this customer represented approximately 8% and 3% of accounts receivable at December 31, 2000 and 1999, respectively.

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

An outline of research and development expenses incurred directly by Caraco for 2000 and 1999 follows (000's):

                                                  2000              1999

              Employee Costs                    $  576            $  726
              Raw Materials/Supplies               138               584
              Bioequivalency Studies               644             1,065
              Laboratory Expenses                  120               228
              Other                              1,596             1,925
                                                ------            ------
                  TOTAL                         $3,074            $4,528
                                                ======            ======


The R&D expenses shown above do not include the cost of the products transferred by Sun to Caraco in 2000 and 1999 of $220,864 and $1,804,667, respectively

REGULATION

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

The Drug Enforcement Agency ("DEA") conducts inspections bi-annually. The Corporation underwent an FDA inspection during 1999, at which time it received an FDA483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000. In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in the cGMPs. The area of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, the Corporation retained the services of a FDA compliance-consulting firm in 1999 to help it address the cGMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation has responded to the FDA indicating the corrective measures and plan to rectify the deviations and deficiencies referred to above. The Corporation is attempting to overcome the shortcomings and comply with applicable regulatory requirements. During the week of March 19, 2001, the FDA commenced its anticipated inspection of the Corporation. However, there is no assurance that when the FDA completes its inspection, it will make a determination that the Corporation has satisfied the applicable deviations and/or deficiencies in the GMPs. Until it does, among other things, the FDA will not confirm any approvals of the pending ANDAs. If the Corporation should fail to maintain full compliance, it may be the target of any of the range of enforcement remedies available to the government described above.

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

EMPLOYEES

As of December 31, 2000, the Corporation had 58 full-time employees, of which 13 are engaged in research and development, 9 in quality assurance, 2 in quality control, 6 in administration, 3 in sales and marketing, 3 in materials management, 3 in facility management, and 19 in manufacturing. Most of the Corporation's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. All of the hourly employees of materials management, facility management and manufacturing are represented by a union.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Corporation's 70,611 square foot facility, which was designed and constructed to the Corporation's specifications and completed in 1992, contains its production, packaging, research and corporate office. It is on a four acre site acquired by the Corporation from the EDC of the City of Detroit pursuant to a mortgage loan. (See "EDC Financing" above.) This manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar airflow design. This system of airflow provides a measurable control of air borne particulate entrapment in each room.


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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low bid information for the Corporation's Common Stock for each full quarter from January 1, 1999 through December 31, 2000, as disclosed on the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

       PERIOD                                         HIGH BID       LOW BID
       ------                                         ---- ---       --- ---

       Quarter Ended March 31, 1999                     1.375           .50
       Quarter Ended June 30, 1999                      1.375          1.00
       Quarter Ended September 30, 1999                 1.3125          .625
       Quarter Ended December 31, 1999                  1.00            .625
       Quarter Ended March 31, 2000                     1.125           .6875
       Quarter Ended June 30, 2000                       .9375          .3281

       Quarter Ended September 30, 2000                  .5469          .2656
       Quarter Ended December 31, 2000                   .4844          .2031

       As of March 15, 2001 there were approximately 177 holders of the Corporation's Common Stock.

       During the year ended December 31, 2000, the Corporation issued 1,105,333 shares to Sun Pharma pursuant to an agreement under which Sun Pharma agreed to sell to the Corporation the right to develop, manufacture and sell 25 generic pharmaceutical products. (See Item 1 - "Sun Pharmaceutical Industries, Ltd." below.) The shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

During 2000, certain nonemployee directors of the Corporation earned 1,200 shares of common stock for attending board meetings. The shares of common stock were issued January 2001 pursuant to exemptions from registration under Section 4(2), Section 4(5) and Regulation D under the Securities Act of 1933.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The following discussion and analysis provides information that the management believes is relevant to an understanding of the Corporation's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The discussion in the section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements include statements regarding the intent, belief and current expectations of the Corporation and its management. Such forward-looking statements are not guarantees of the future performance of the Corporation, and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) variations in quantity results; (iii) success in obtaining additional financing;
(iv) success in amending the EDC Agreement; (v) governmental restrictions on the sale of certain products; (vi) obtaining FDA approvals; (vii) successful manufacturing and marketing of commercially viable products on a timely basis;
(viii) dependence on key personnel; (ix) development by competitors of new or superior products or new technology for the production of products or the entry into the market of new competitors; (x) integrity and reliability of the Corporation's data; (xi) success in attaining full compliance with regard to regulatory and cGMP compliance as envisaged by the FDA in its observation in form 483 and warning letter to the Corporation and (xii) other risks identified from time to time in the Corporation's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

The Corporation has historically experienced limited sales, operating losses and cash-flow difficulties. During 2000, Sun Pharma assisted Caraco in obtaining loans from ICICI Bank Limited and the Bank of Nova Scotia of $5 million each. Out of these loans, the Corporation utilized $5 million from ICICI Bank Limited and $3.85 million from Bank of Nova Scotia during 2000. The loans were primarily utilized by the Corporation to fund the operations, research and development of new products and finance the FDA compliance activities (see below) by the Corporation.


The Corporation had an inspection by the FDA in February 2000. Upon completion of the inspection in March 2000, the FDA issued an FDA 483 to the Corporation relating to deficiencies and/or deviations in cGMP's. Subsequently in July 2000, the FDA issued a warning letter to the Corporation for cGMP deficiencies and/or deviations. Management directed its entire focus towards FDA compliance during the year 2000. A substantial portion of the resources of the Corporation were diverted towards regulatory compliance with a planned slowdown in Research and Development as well as production activities.


While taking corrective measures for the observations made by the FDA, the Corporation initiated steps to emphasize the pharmaceutical compliance culture at all levels of the organization.


The management of the Corporation has taken the following measures:

    - Retained a reputed consulting group to advise, train and audit the operations for compliance.
    - Recruited 3 highly educated and experienced individuals to head the Quality Control, Quality Assurance and Regulatory departments.
    - Recruited experienced personnel in manufacturing, Quality Control and Quality Assurance to monitor and control compliance.
    -    Intensive training of organizational personnel in cGMPs.
    - Invested funds in upgrading the plant and machinery to further improve the operations and production capacities.
    - Thorough review and revision of procedures and systems for increasing reliability of operations and compliance.

This emphasis on FDA compliance is to continue until such time that the compliance culture is well embedded in the entire organization. The management of the Corporation believes that its emphasis on compliance benefits the Corporation in the short and long run.


The planned slowdown of research and development in the Corporation has not affected the research and development of new products at Sun Pharma in India. Their developmental activities continue. Assuming the Corporation comes into compliance with cGMP and receives the approval of the FDA, the Corporation intends to continue its compliance efforts, refocus on Research and Development and production and have any new products and technology developed by Sun Pharma, transferred to the Corporation for further development and submission to FDA.

As a result of ongoing research and development efforts and products received from Sun Pharma, the Corporation presently has submitted nine (9) ANDAs to the U.S. Food and Drug Administration for approval. Further, the Corporation has three (3) products in advanced stages of development. Altogether the Corporation has twenty-one (21) products under development, including the products mentioned above. The FDA will approve no ANDAs and technology unless the Corporation comes into compliance with cGMP.

NET SALES

Net sales for the year's 2000 and 1999 were $2,377,546 and $2,895,022, respectively. This decrease can be mainly attributed to absence of contract manufacturing activity, the discontinuance of one of its products (see "Cost of Sales" below), the temporary suspension of production of four other products, and the increased resources of the Corporation shifting from production to FDA compliance, which is separately commented upon above and below. The management is committed to, and personnel have been directed to focus on FDA compliance.

COST OF SALES

While net sales reduced by 17% in 2000 compared to 1999, the Cost of Sales levels for 2000 and 1999 were $2,678,900 and $3,091,245 respectively or 112.6%
and 107% of sales for the two years. This percentage increase can be mainly attributed to absence of contract manufacturing activity and the increased resources of the Corporation shifting from production to FDA compliance, which is separately commented upon above and below. Also, due to lower production during the year 2000 the plant continued to be underutilized, which increased the cost of sales. In addition, the FDA announced the voluntary discontinuance of manufacturing and marketing of products containing Phenyl Propanalomine (PPA) in November 2000. One of the Corporation's products had this ingredient. Management announced immediate discontinuance of the manufacture and marketing of the product. The raw materials and finished goods relating to this product have been written off during the year 2000.

GROSS PROFIT (DIFFERENTIAL)

The Corporation posted a gross profit differential of $301,354 during 2000 as compared to $196,223 in 1999. This increase can be mainly attributed to absence of contract manufacturing activity, the increased resources of the Corporation shifting from production to FDA compliance and the discontinuance and/or temporary suspension by the Corporation of certain production.


RESULTS OF OPERATIONS

Net losses for the years 2000 and 1999 were $7,622,708 and $9,739,984, respectively. The net losses were principally related to inadequacy of sales volume to absorb fixed operating costs, research and development costs, and costs incurred by the Corporation relating to compliance matters and lower production. Also, recruitment of senior level personnel during the year in key positions of Directors of Quality Control and

Quality Assurance, which were a part of the compliance measures, had an impact on the losses. The Corporation intends to recruit more personnel in other areas during the coming few months of the next year in continuance of the compliance measures.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, general and administrative expenses for the years 2000 and 1999 were $2,508,737 and $2,159,116, respectively, representing an increase of almost 17% over the previous year. The increase in SG&A is mainly due to the expenses incurred for FDA compliance, including the retention of an FDA consulting firm as well as recruitment of senior level personnel in key positions in the Corporation described above.


RESEARCH AND DEVELOPMENT EXPENSES

Research and Development expenses were $3,295,435 for 2000 as compared to $6,332,390 in 1999. The R&D expenses incurred directly by the Corporation during the years 2000 and 1999 are $3.074 million and $4.528 million, respectively. As a result of lower product transfers in 2000 (2 ANDA product transfers) as compared to 8 in 1999 (6 ANDA products and 2 DESI products), the costs for the transfer are significantly lower, and hence the R&D costs are lower. The other reason for the lower R&D expenses is also due to shift of focus of the organization towards compliance.


The Corporation is currently working on three ANDAs for submission to the FDA during 2001. As of December 2000 the Corporation has submitted nine ANDAs to the FDA for approval. In addition, Sun Pharma continues its efforts to develop new products for the Corporation in India. There is no assurance that bio-equivalence studies of the three ANDAs will be successful, the products will receive FDA approval or that the products will be commercially successful. Moreover, until the Corporation satisfies certain FDA cGMP compliance matters, the FDA will not approve any of the pending ANDAs. See "FDA Compliance" below.

INTEREST INCOME

Interest income for 2000 and 1999 was $38,010 and $ 32,764 respectively. This income was generated from short-term interest earning deposits.


INTEREST EXPENSE

Interest expense was $1,555,192 and $1,085,019 for 2000 and 1999, respectively. This is incurred primarily in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as a new lines of credit granted to the Corporation through the assistance of Sun Pharma by ICICI Bank and the Bank of Nova Scotia.

FDA COMPLIANCE

The Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000. In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in the cGMPs. The areas of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, the Corporation retained the services of a FDA compliance-consulting firm in 2000 to help it address the cGMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation has responded to the FDA indicating the corrective measures and plan to rectify the deviations and deficiencies referred to above. Failure to rectify the deficiencies and/or deviations may result in enforcement action by the FDA. The Corporation is attempting to overcome the shortcomings and comply with applicable regulatory requirements. During the week of March 19, 2001, the FDA commenced its anticipated inspection of the Corporation. However, there is no assurance that when the FDA completes its inspection, it will make a determination that the Corporation has satisfied the applicable deviations and/or deficiencies in the GMPs. Until it does, among other things, the FDA will not confirm any approvals of the pending ANDAs.

As discussed above, the Corporation is continuing to commit its resources towards FDA compliance.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Corporation had negative working capital of $9,107,469 compared with a negative working capital of $12,291,880 of the corresponding date of 1999. The negative working capital for the year ended December 31, 2000 was mainly due to the classification of the EDC debt and related accrued interest as current.



To enable the Corporation to fund its research and development activities, repayment of term loans and the increased working capital needs, Sun Pharma has assisted the Corporation in obtaining credit lines of $5 million each with ICICI Bank of India and Bank of Nova Scotia. As of December 31, 2000 the Corporation has received $5,000,000 from ICICI Bank and $3,850,000 through these credit facilities.


As reported in 1999, satisfaction of loans of $1,290,000 from shareholder directors plus the accrued interest thereon has been accomplished by issuing them shares in lieu of cash and thus has had no impact on cash requirements during 2000.


Further, Sun Pharma continues to support the Corporation in its activities and is trying to negotiate and help the Corporation raise additional funds required for the financial needs of the Corporation. In this connection, in March 2001, Sun Pharma assisted Caraco in obtaining from the Bank of Nova Scotia an increase of its existing unsecured $5.0 million credit facility by an additional $5.0 million.


FUTURE OUTLOOK

The management's plan for improving profitability, cash flow positions and operations include infusion of further additional funding from Sun Pharma and obtaining additional lines of credit through Sun Pharma's commitment.

The management's plans for the year 2001 include:

    -    Continued focus on FDA compliance.
    - Continued Research and Development from Sun Pharma's Bombay-based R&D center to support the Corporation's R&D activity.
    -    Focus on R&D for three ANDAs for submission to the FDA by year-end 2001
    - Increase the width and depth of the product portfolio to service customers.
    - Improvements in the sales volumes, better capacity utilizations, better-cost absorptions and improved margins due to the improved product portfolios and product mixes.
    - Improvements in the customer reach and satisfaction through reliable product deliveries.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements included in this report are set forth on the Index to Financial Statements included in this report.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.01 Registrant's Amended and Restated Articles of Incorporation, as amended. (2)

3.02     Registrant's Amended and Restated Bylaws. (2)

3.03 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997. (4)

10.01 Development and Loan Agreement, dated August 10, 1990, between Registrant and The Economic Development Corporation of the City of Detroit; First Amendment thereto, dated December 3, 1990; Second Amendment thereto, dated April 2, 1993; and supplemental letter, dated October 26, 1993 and agreement. (1)

10.02 Amended and Restated Section 108 Guaranty Agreement, dated as of August 10, 1990, of C. Arnold Curry and Cara Jean Curry in favor of the Economic Development Corporation of the City of Detroit. .(1)

10.03 Registrant's Amended and Restated Purchase Money Promissory Note, dated as of August 10, 1990, in the principal amount of $157,500, to the order of the Economic Development Corporation of the City of Detroit.
         (1)

10.04 Registrant's Amended and Restated Section 108 Note, dated August 10, 1990 in the principal amount of $9,000,000, payable to The Economic Development Corporation of the City of Detroit. (1)

10.05 Amended and Restated Purchase Money Mortgage, dated as of August 10, 1990, between Registrant as mortgagor and The Economic Development Corporation of the City of Detroit. (1)

10.06 Agreement, dated as of October 1, 1993, among Registrant, Hexal-Pharma GmbH & Co., KG, and Hexal Pharmaceuticals, Inc. (1)

10.07 Agreement, dated October 20, 1993, between Registrant and Clonmel Chemicals Co., Ltd. (1)

10.08    Form of 1993 Stock Option Plan. (1)

10.09    Employment Agreement, dated October 22, 1993, with Robert Kurkiewicz.
         (1)

10.10    Warrant Purchase Agreement dated November 30, 1994, with Jay F. Joliat.
         (2)

10.11 Series A Preferred Stock Purchase Agreement dated November 30, 1994, with Jay F. Joliat. (2)

10.12 Joint venture agreement dated on March 11, 1996, with Sun Pharmaceutical Industries, Inc. (3)

10.13 Secured Promissory Note dated December 23, 1996 with Sun Pharma Global, Inc. (4)

10.14    Security Agreement dated December 23, 1996 with Sun Pharma Global Inc.
         (4)

10.15 Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (5)

10.16 Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated a s of April 23, 1997. (5)

10.17    Registration Rights Agreement dated as April 1997. (5)

10.18    Stock Pledge Agreement dated as July 28, 1997. (5)

10.19    Second Note and Mortgage Modification Agreement. (6)

10.20 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (5)

10.21    Employment Agreement dated September 22, 1998 with Narendra N. Borkar.
         (7)

10.22    1999 Equity Participation Plan. (8)

10.23 Agreement between ICICI Bank and the Corporation for the term loan of $5 million. (9)

10.24 Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $10 million.+
----------
 + Filed herewith

(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form SB-2, as amended, which was originally filed on November 5, 1993 as Commission File No. 33-71398C.

(2) Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1995 as Commission File no. 0-24676.

(3) Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1996 as Commission File no. 0-24676. (4) Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally filed on or about March 30, 1997, as Commission File No. 0-24676.

(5) Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of August 13, 1997.

(6) Incorporated by reference from Exhibits to Registrant's Form 10-KSB which was originally field on or about March 30, 1998, as Commission File No. 0-24676.

(7) Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of November 13, 1998.

(8) Incorporated by reference from Exhibit A to Registrant's Proxy Statement dated April 28, 1999.

(9) Incorporated by reference from Exhibits to Registrant's Form 10-QSB for the quarter ended June 30, 2000.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001

                            CARACO PHARMACEUTICAL LABORATORIES, LTD.


                            By: /s/Narendra N. Borkar
                               Narendra N. Borkar
                               Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.


/s/Narendra N. Borkar         Director and Chief Executive Officer (Principal
Narendra N. Borkar            Executive Officer and Principal Financial Officer)


/s/Dilip Shanghvi             Chairman of the Board
Dilip  Shanghvi

/s/Sailesh T. Desai           Director
Sailesh T. Desai


/s/David A. Hagelstein        Director
David A. Hagelstein


/s/Phyllis Harrison-Ross      Director
Phyllis Harrison-Ross


/s/Jay F. Joliat              Director
Jay F. Joliat


/s/Sudhir Valia               Director
Sudhir Valia

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

Balance Sheet - December 31, 2000

Statements of Operations for the Years Ended December 31, 2000 and 1999

Statements of Stockholders' Deficit for the Years Ended December 31, 2000 and
1999

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan


We have audited the accompanying balance sheet of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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


                                              REHMANN ROBSON, P.C.


Farmington Hills, Michigan
February 23, 2001

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                  BALANCE SHEET

-------------------------------------------------------------------------------

                                          ASSETS                 DECEMBER 31
                                                                    2 0 0 0
                                                                 -----------
CURRENT ASSETS
     Cash and cash equivalents                                  $   186,768
     Accounts receivable, net of allowances of $157,000             466,446
     Inventories                                                  1,411,921
     Prepaid expenses and deposits                                   63,384
                                                                -----------

TOTAL CURRENT ASSETS                                              2,128,519
                                                                -----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                           197,305
     Buildings and improvements                                   6,784,027
     Equipment                                                    4,356,478
     Furniture and fixtures                                         195,410
                                                                -----------

     Total                                                       11,533,220
     Less accumulated depreciation                                4,438,987
                                                                -----------

NET PROPERTY, PLANT AND EQUIPMENT                                 7,094,233
                                                                -----------














TOTAL ASSETS                                                    $ 9,222,752
                                                                ===========






The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------



                           LIABILITIES AND STOCKHOLDERS' DEFICIT                 DECEMBER 31
                                                                                   2 0 0 0
                                                                                -------------
CURRENT LIABILITIES
     Accounts payable                                                           $    561,102
     Accounts payable, Sun Pharma                                                    355,897
     Accrued expenses                                                                247,978
     Short-term borrowings                                                            75,000
     Notes payable to stockholders, current portion                                   50,000
     EDC loan payable                                                              6,580,000
     Accrued interest                                                              3,441,011
                                                                                -------------

TOTAL CURRENT LIABILITIES                                                         11,310,988
                                                                                -------------

LONG-TERM LIABILITIES
     Notes payable to stockholders                                                 5,950,000
     Loans payable to financial institutions                                       8,850,000
     Preferred stock dividends payable                                               240,000
                                                                                -------------

TOTAL LONG-TERM LIABILITIES                                                       15,040,000
                                                                                -------------

TOTAL LIABILITIES                                                                 26,350,988
                                                                                -------------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 11)

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; authorized 5,000,000 shares,
       issued and outstanding 285,714 Series A shares                              1,000,000
     Common stock, no par value; authorized 30,000,000 shares,
       issued and outstanding 21,172,618 shares                                   32,955,601
     Preferred stock dividends                                                      (240,000)
     Accumulated deficit                                                         (50,843,837)
                                                                                -------------

TOTAL STOCKHOLDERS' DEFICIT                                                      (17,128,236)
                                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  9,222,752
                                                                                =============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                    YEAR ENDED DECEMBER 31
                                               ------------------------------
                                                  2 0 0 0          1 9 9 9
                                               --------------   -------------
Net sales                                      $   2,377,546    $  2,895,022

Cost of goods sold                                 2,678,900       3,091,245
                                               --------------   -------------

GROSS PROFIT DIFFERENTIAL                           (301,354)       (196,223)

Selling, general and administrative expenses       2,508,737       2,159,116
Research and development costs                     3,295,435       6,332,390
                                               --------------   -------------

OPERATING LOSS                                    (6,105,526)     (8,687,729)
                                               --------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense                             (1,555,192)     (1,085,019)
     Interest income                                  38,010          32,764
                                               --------------   -------------

OTHER EXPENSE - NET                               (1,517,182)     (1,052,255)
                                               --------------   -------------

NET LOSS                                       $  (7,622,708)   $ (9,739,984)
                                               ==============   =============

Net loss per basic and diluted common share    $       (0.39)   $      (0.58)
                                               ==============   =============

















The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

-------------------------------------------------------------------------------


                                                                              PREFERRED

                            PREFERRED STOCK              COMMON STOCK            STOCK      ACCUMULATED
                         ----------------------   --------------------------
                           SHARES       AMOUNT      SHARES         AMOUNT       DIVIDENDS     DEFICIT          TOTAL
                         ---------  -----------   -----------  -------------  -----------  --------------  --------------

Balances at
  January 1, 1999         285,714   $ 1,000,000   14,528,000    $29,025,840   $ (120,000)  $ (33,481,145)   $ (3,575,305)
Preferred stock dividends       -            -             -              -      (60,000)              -         (60,000)
Issuances of shares via
  private placements            -            -       412,362        396,000            -               -         396,000
Shares issued to directors
  in lieu of compensation       -            -         2,600          2,959            -               -           2,959
Shares issued to employees
  in lieu of compensation       -            -         4,000          3,000            -               -           3,000
Issuance of shares to
  Sun Pharma                    -            -     3,609,333      1,804,666            -               -       1,804,666
Net loss                        -            -             -              -            -      (9,739,984)     (9,739,984)
                         ---------  -----------   -----------  -------------  -----------  --------------  --------------

Balances at
  December 31, 1999       285,714    1,000,000    18,556,295     31,232,465     (180,000)    (43,221,129)    (11,168,664)
Preferred stock dividends                                  -              -      (60,000)              -         (60,000)
Shares issued for expenses      -            -       120,990        103,496            -               -         103,496
Shares issued for
  retirement of debt            -            -     1,390,000      1,390,000            -               -       1,390,000
Issuance of shares
  to Sun Pharma                 -            -     1,105,333        229,640            -               -         229,640
Net loss                        -            -             -              -            -      (7,622,708)     (7,622,708)
                         ---------  -----------   -----------  -------------  -----------  --------------  --------------

Balances at
  December 31, 2000       285,714   $ 1,000,000   21,172,618    $32,955,601   $ (240,000)  $ (50,843,837)  $ (17,128,236)
                         =========  ===========   ===========  =============  ===========  ==============  ==============











The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                      2 0 0 0          1 9 9 9
                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $ (7,622,708)    $ (9,739,984)
     Adjustments to reconcile net loss to
       net cash used in operating activities
        Depreciation                                                     574,442          576,182
        Common shares issued for interest expense                         86,000          119,043
        Common shares issued for product formula                         229,640        1,804,666
        Common shares issued for compensation                             17,496            5,959
        Changes in operating assets and liabilities
          which provided (used) cash:
           Accounts receivable                                          (102,258)         109,002
           Inventories                                                   293,171         (435,549)
           Prepaid expenses and deposits                                  13,951           (7,603)
           Accounts payable                                             (614,134)         682,817
           Accrued expenses and interest                                 681,108        1,196,858
                                                                   --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                 (6,443,292)      (5,688,609)
                                                                   --------------   --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of property, plant and equipment                         (215,459)        (360,448)
                                                                   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank term loans                                     8,850,000                -
     Net short-term borrowings                                            75,000                -
     Net (repayments) borrowings on loans from stockholders             (225,000)       5,275,000
     Repayment of EDC loan                                            (2,300,000)               -
     Proceeds from issuances of common stock                                   -          396,000
                                                                   --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,400,000        5,671,000
                                                                   --------------   --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (258,751)        (378,057)
Cash and cash equivalents, beginning of year                             445,519          823,576
                                                                   --------------   --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 186,768        $ 445,519
                                                                   ==============   ==============






The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business

         Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") was established to develop, manufacture and market generic prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications (ANDA). While ANDA build-ups have proceeded, the Corporation has generated limited sales revenue through December 31, 2000.

         A significant source of funding for the Corporation has been from private placement offerings, stockholder and financial institution loans and from the Economic Development Corporation of the City of Detroit (the "EDC"), which loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (see Note 5). During 2000, the Corporation also obtained term loans for $10 million from two foreign banks, of which $8,850,000 has been borrowed at December 31, 2000.

         The Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement, in 1997, whereby Sun Pharma has invested $7,500,000 into common stock of the Corporation, and is required to exchange the formula for 25 products over a period of five years to the Corporation in exchange for 544,000 shares of Caraco common stock to be issued for each product (181,333 shares, for each DESI (Drug Efficacy Study Implementation) product). At December 31, 2000, Sun Pharma has delivered the formula for 10 products, and holds approximately 48% of the outstanding common stock of the Corporation.

         The Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation's ability to market its products at reasonable profit margins. In addition to achieving profitable operations, the future success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its Abbreviated New Drug Applications, develop new products and continue to raise in the near term the necessary funds to keep the Corporation in business.

         Net sales in 1999 included approximately $195,000 related to contracted manufacturing activities. No contract manufacturing activities occurred during 2000.

         Going Concern

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         The Corporation has never achieved sales necessary to support operations. The Corporation has, as of December 31, 2000, a stockholders' deficit of $17,128,236. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at this time. These factors raise substantial doubt about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

         Management's plan with regard to improving profitability, cash flows and operations include infusion of additional funding from Sun Pharma and obtaining additional bank lines of credit. Management's plan for 2001 includes:

         -        Continued focus on FDA compliance.
         - Continued research and development with Sun Pharma in India supporting Caraco's research and development efforts.
         - The Corporation expects to focus on the research and development for three (3) ANDA products with an anticipated submission to the FDA by year end.
         - The Corporation intends to increase the width and depth of product portfolio to serve the customers effectively.
         - With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better cost absorption and improved margins.
         - The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         Cash and Cash Equivalents

         The Corporation considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Corporation from time to time may have cash balances which exceed federally insured limits.

         Revenue Recognition

         Sales are recognized upon the shipment of product with allowances provided for returns and price adjustments in the normal course of business based primarily upon actual historical results. Amounts billed by the Corporation, if any, in advance of performance in connection with contracts to render certain manufacturing or research and development services are deferred and then recognized upon performance of services.

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

         At December 31, 2000 and 1999, options to purchase 2,486,155 and 2,569,355 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation follows for the years ended December 31:

                                                              2 0 0 0            1 9 9 9
                                                           ---------------    --------------
        Denominator:
           Weighted average shares outstanding, basic          19,755,021       16,725,271
           Incremental shares from assumed exercise
             of options                                                 -           76,861
                                                           ---------------    --------------


        Weighted average shares outstanding, diluted           19,755,021       16,802,132
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

         Fair Values of Financial Instruments

         The carrying values of cash equivalents, accounts receivable, and accounts payable approximate their values due to the short-term maturities of these financial instruments. The carrying amounts of short-term borrowings, notes payable to stockholders, and loans payable approximate their fair values because the interest rates are representative of, or change with, market rates.

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

         Common Stock Issued to Sun Pharma

         Common stock is issued to Sun Pharma in exchange for the formula for products delivered to the Corporation. Shares are recorded as research and development costs at the fair value on the date of issuance.


2.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         The Corporation issued 1,476,000 shares of common stock during 2000 in exchange for the satisfaction of $1,390,000 principal and accrued interest on loans from stockholders. Interest expense satisfied in exchange for these shares was $86,000.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         Other Cash Flows Information

         Cash paid for interest for the years ended December 31, 2000 and 1999 was approximately $760,000 and $0, respectively.


3.       ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances, as of December 31, 2000, are summarized as follows:

Accounts receivable                                        $      623,446
                                                           ---------------
Allowances:
  Doubtful accounts                                                 6,000
  Sales returns and allowances                                     20,000
  Price adjustments                                               131,000
                                                           ---------------
Total allowances                                                  157,000
                                                           ---------------
Accounts receivable, net of allowances                     $      466,446
                                                           ===============


4.       INVENTORIES

         Inventories consist of the following amounts at December 31, 2000:

Raw materials                                              $      889,742
Work in process                                                   417,391
Finished goods                                                    104,788
                                                           ---------------
Total                                                      $    1,411,921
                                                           ===============

         The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers, most of whom must be FDA approved. Qualification of a new supplier could serve to delay the manufacture of the drug involved.

         During 2000 and 1999, the Corporation purchased approximately $707,000 and $397,000, respectively, of its raw materials from Sun Pharma.

         The Corporation also purchased approximately $25,800 of raw materials from an entity owned by a shareholder during 2000.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


5.       DEBT (INCLUDING RELATED PARTIES)

         Short-term Borrowings

         Short-term borrowings consist of unsecured draws on a credit facility from Trans Financial Service Limited with interest charged at 10%. Principal and interest payments are payable on demand.

         EDC Loan

         Debt at December 31, 2000 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit (classified as a current obligation of $6,580,000 at December 31, 2000), related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

         Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendment included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3%, as described in the amendments (effective rate of 6.17% at December 31, 2000).

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

         During December of 1998, the Corporation approached the EDC regarding renegotiation of the repayment terms. The Corporation is currently renegotiating the repayment schedule with the EDC and, as such, has not made any of the scheduled payments.

         During 2000, the Corporation has made $2,300,000 of payments to the EDC. All payments on the EDC loan to date have been applied against the principal balance for financial statements purposes. The Corporation continues to accrue interest at stipulated rates. Upon the renegotiation of the debt, some amount may be required to be reclassified between accrued interest and principal. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

         Stockholder Notes Payable

         Stockholder notes payable consist of the following obligations as of December 31, 2000:

                  Promissory note payable to Sun Pharma with the entire
                  principal balance due October 2003. Interest is charged at 10%
                  and is payable in semi-annual installments.                              $    5,300,000

                  Promissory note payable to Sun Pharma Global, Inc., a
                  wholly-owned subsidiary of Sun Pharma with interest charged at
                  10%.                                                                            650,000

                  Promissory note payable to stockholder director, with interest charged at 10%, principal payments are payable in
                  installments, with a final payment due March 1, 2001.                            50,000
                                                                                           --------------

                  Total shareholder notes payable                                               6,000,000

                  Less amounts due within one year                                                 50,000
                                                                                          ---------------

                  Stockholder notes due after one year                                    $     5,950,000
                                                                                          ===============


         Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan, these parties currently have no intent of demanding payment within the upcoming year; therefore, such notes have been classified as long-term.

         Interest incurred on stockholder notes amounted to $697,363 and $477,212 in 2000 and 1999, respectively.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



         Loans Payable

         Loans payable consist of the following obligations as of December 31, 2000:


                  Term loan payable to ICICI Bank of India, with quarterly
                  principal payments of $625,000 commencing on December 31, 2003 and ending on September 30, 2005. Interest is adjusted
                  semi-annually and is charged at the LIBOR rate plus 140 basis points (effective rate of 7.9% at December 31, 2000), and is
                  due in quarterly installments.                                         $     5,000,000

                  $5 million term loan payable to Bank of Nova Scotia,
                  with semi-annual principal payments of $1,250,000 commencing in February 2004 and ending in September 2005.  Interest is charged at the LIBOR rate plus 30 basis points (effective
                  rate of 6.8% at December 31, 2000), and is due in quarterly installments. An additional annual fee is charged, on the
                  average outstanding balance at the LIBOR rate plus 125 basis
                  points.                                                                      3,850,000
                                                                                        -----------------

                  Total loans payable                                                    $     8,850,000
                                                                                        =================

         The Corporation incurred approximately $62,500 in bank fees as stipulated in the Bank of Nova Scotia term loan. The Corporation also incurred syndication fees of approximately $21,000 securing these term loans, which are guaranteed by Sun Pharma. These fees have been paid on Caraco's behalf by Sun Pharma and as of December 31, 2000 approximately $62,500 remains payable to Sun Pharma and is included in accounts payable due to Sun Pharma.


6.       INCOME TAXES

         At December 31, 2000 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $15,400,000 has been established. Changes in the valuation allowance were approximately $1,900,000 and $3,300,000 in 2000 and 1999, respectively

         At December 31, 2000, net operating loss carryforwards of approximately $45,000,000 are available to offset future federal taxable income, if any, through future years. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to ownership changes.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------




7.       STOCKHOLDERS' DEFICIT

         Private Placement

         In connection with private placement offerings in 1999, the Corporation sold 412,362 shares of common stock netting $396,000. The shares were sold at prices ranging from $0.88 to $1.00 per share.

         Other Common Stock Issuances (Also See Note 2)

         During 2000 and 1999, the Corporation issued 1,105,333 and 3,609,333 shares of common stock, respectively, to Sun Pharma in exchange for the formula for eight ANDA and two DESI products delivered to Caraco. Such shares have been recorded as research and development expense, and have been included in the calculation of the weighted average number of common shares outstanding in the year the respective formula was delivered.

         During 2000, the Corporation issued 34,990 shares to an investor relations firm in exchange for services rendered. The Corporation recorded compensation expense of $17,496 based on the fair value of such shares on their issuance dates.

         In connection with an employment agreement entered into in 1998 with its Chief Executive Officer, the Corporation awarded a common stock bonus of 50,000 shares. Compensation expense of $3,000 was recorded during 1999 based on the fair value per share on the date of issuance.

         During 1999, the Corporation issued 2,600 shares of common stock to non-employee directors in exchange for services rendered. The Corporation recorded compensation expense of $2,959 in 1999 based on the fair values of such shares on their issuance dates.

         Preferred Stock

         The Corporation has authorized 5,000,000 shares of preferred stock which are issuable in series with the terms and amounts set at the Board of Directors discretion.

         Each share of preferred stock is nonvoting and is convertible, at the option of the holder, into one share of common stock through January 1, 2004. The preferred shares require annual dividends of $.21 per share on a cumulative basis. Accrued dividends on preferred stock at December 31, 2000 were $240,000. It is not expected that such dividends will be paid in 2001 and, accordingly, the related liability is not classified as current obligation on the accompanying balance sheet.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


8.       COMMON STOCK OPTIONS AND WARRANTS

         Stock Option Plans

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

                                                    2 0 0 0                    1 9 9 9
                                          --------------------------  --------------------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                                          Exercise                    Exercise
                                           Shares          Price       Shares          Price
                                          ----------  --------------  ----------  --------------
Outstanding, beginning of year             546,469     $       1.88    406,721     $       2.15
Granted                                          -                -    200,000             1.15
Terminated                                (136,138)            3.38    (60,252)            1.24
                                          ----------  --------------  ----------  --------------
Outstanding, end of year                   410,331     $       1.51    549,469     $       1.88
                                          ==========  ==============  ==========  ==============
Options exercisable, end of year           174,881     $       2.06    187,700     $       3.25
                                          ==========  ==============  ==========  ==============

         Options at December 31, 2000

                                         Options Outstanding                  Options Exercisable
                                  ------------------------------------       ----------------------
                                               Remaining
                                              Contractual   Exercise                       Exercise
Range of Exercise Prices           Shares       Life *       Price *           Shares      Price *
---------------------------       ----------  ------------  ----------       -----------   --------
   $0.94 to $1.00                   118,375    3.4 years       $ 0.94            47,725     $ 0.94
   $1.01 to $2.00                   242,000    3.7 years         1.21            78,400       1.31
   $2.01 to $3.00                     6,000    1.7 years         2.50             4,800       2.50
   $3.01 to $4.00                    20,000    1.1 years         4.00            20,000       4.00
   $4.01 to $5.00                    23,956    0.7 years         5.00            23,956       5.00
                                  ----------  ------------  ----------       -----------   --------
Total                               410,331    3.3 years       $ 1.51           174,881     $ 2.06
                                  ==========  ============  ==========       ===========   ========

                      *Weighted average

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------




         Other Common Stock Option Agreements

         The Corporation has issued other stock options outside of the 1999 and 1993 Plans. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:

                                               2 0 0 0                    1 9 9 9
                                     ---------------------------  -----------------------------
                                                      Weighted                      Weighted
                                                       Average                       Average
                                                      Exercise                      Exercise
                                      Shares            Price        Shares           Price
                                     ------------  -------------  -------------  --------------
Outstanding, beginning of year        2,450,824     $      2.00     2,550,824    $         3.38
Granted                                       -               -       600,000              1.40
Terminated                             (375,000)           1.42      (700,000)            (6.50)
                                     ------------  -------------  -------------  --------------
Outstanding, end of year              2,075,824     $      2.11     2,450,824    $         2.00
                                     ============  =============  =============  ===============

Options exercisable, end of year      1,985,824     $      2.18     2,330,824    $         2.07
                                     ============  =============  =============  ===============

         Options at December 31, 2000


                                         Options Outstanding                  Options Exercisable
                                --------------------------------------      -----------------------
                                               Remaining
                                              Contractual   Exercise                       Exercise
Range of Exercise Prices          Shares        Life *       Price *          Shares       Price *
-----------------------------   ------------  ------------  ----------      ------------   --------
   $0.66 to $1.00                   250,000     3.8 years      $ 0.75           160,000     $ 0.80
   $1.01 to $2.00                   799,158     3.5 years        1.48           799,158       1.48
   $2.01 to $3.00                   666,666     5.3 years        2.63           666,666       2.63
   $3.01 to $4.00                   360,000     2.9 years        3.50           360,000       3.50
                                ------------  ------------  ----------      ------------   --------
Total                             2,075,824     4.0 years      $ 2.11         1,985,824     $ 2.18
                                ============  ============  ==========      ============   ========

                      *Weighted average

         The Corporation follows the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its outstanding stock options. Had stock compensation expense been determined pursuant to the methodology provided in SFAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions for grants in 1999 would have been employed: expected volatility of 95%, risk free interest rate of 5.5%, and expected lives of 6 years. The proforma effect on operations would have been an increase in the 1999 net loss of $304,000.

         Strategic Alliance Stock Option Arrangement

         Pursuant to a strategic alliance formalized by an agreement for the acquisition of certain technology with a third-party pharmaceutical company ("Hexal"), the Corporation granted to Hexal, for each product
         (i) a "sign-up" option to purchase 100,000 shares of the Corporation's common stock at a price of $3.50 per share and (ii) a "Product" option to purchase shares at an exercise price of $1.375 as of December 10, 1996, per share, as defined, upon the filing of an

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         ANDA related to each of the two specified generic drugs. Such options may be exercised and payment for shares may be made only out of royalties payable by the Corporation to Hexal for sales, if any, of the related products. Hexal subsequently decided to proceed with the development of only one product. To date, there have been limited sales of the introduced product, but no options have been exercised. At December 31, 2000, royalties payable to Hexal, which are included in accrued expenses amount to approximately $157,000.


9.       RELATED PARTY LEASES

         The Corporation entered into two non-cancelable operating leases during 2000, with Sun Pharma, to lease production machinery. The leases each require quarterly rental payments of $4,245 and expire during 2005.

         Net rental expense on these operating leases was $21,225 for the year ended December 31, 2000.

         The following is a schedule of annual future minimum lease payments required under the operating leases with remaining non-cancelable lease terms in excess of one year as of December 31:

                2001                                $      33,960
                2002                                       33,960
                2003                                       33,960
                2004                                       33,960
                2005                                       12,735
                                                    --------------
                Total minimum payments due          $     148,575
                                                    ==============


         The Corporation has additionally paid Sun Pharma approximately $33,500 during 2000 for various parts needed to operate production machinery.


10.      MAJOR CUSTOMERS

         Shipments to one wholesale customer accounted for approximately 17% and 15% of net sales in 2000 and 1999, respectively. Balances due from this customer represented approximately 9% and 10% of accounts receivable at December 31, 2000 and 1999, respectively.

         Shipments to another wholesale customer accounted for approximately 8% and 11% of net sales in 2000 and 1999, respectively. Balances due from this customer represented approximately 8% and 3% of accounts receivable at December 31, 2000 and 1999, respectively.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------




11.      OTHER MATTERS

         The Corporation is involved in routine litigation incidental to its business. Management believes the resolution of these matters will not materially affect the financial statements.


12.      SUBSEQUENT EVENT

         The Corporation, in March 2001, increased its existing unsecured $5 million facility with the Bank of Nova Scotia by an additional $5 million. Proceeds of $1,000,000 were received during March 2001 on this additional amount.



                                    * * * * *

                                  EXHIBIT INDEX


3.01 Registrant's Amended and Restated Articles of Incorporation, as amended. (2)

3.02     Registrant's Amended and Restated Bylaws. (2)

3.03 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997. (4)

10.01 Development and Loan Agreement, dated August 10, 1990, between Registrant and The Economic Development Corporation of the City of Detroit; First Amendment thereto, dated December 3, 1990; Second Amendment thereto, dated April 2, 1993; and supplemental letter, dated October 26, 1993 and agreement. (1)

10.02 Amended and Restated Section 108 Guaranty Agreement, dated as of August 10, 1990, of C. Arnold Curry and Cara Jean Curry in favor of the Economic Development Corporation of the City of Detroit. .(1)

10.03 Registrant's Amended and Restated Purchase Money Promissory Note, dated as of August 10, 1990, in the principal amount of $157,500, to the order of the Economic Development Corporation of the City of Detroit.
         (1)

10.04 Registrant's Amended and Restated Section 108 Note, dated August 10, 1990 in the principal amount of $9,000,000, payable to The Economic Development Corporation of the City of Detroit. (1)

10.05 Amended and Restated Purchase Money Mortgage, dated as of August 10, 1990, between Registrant as mortgagor and The Economic Development Corporation of the City of Detroit. (1)

10.06 Agreement, dated as of October 1, 1993, among Registrant, Hexal-Pharma GmbH & Co., KG, and Hexal Pharmaceuticals, Inc. (1)

10.07 Agreement, dated October 20, 1993, between Registrant and Clonmel Chemicals Co., Ltd. (1)

10.08    Form of 1993 Stock Option Plan. (1)

10.09    Employment Agreement, dated October 22, 1993, with Robert Kurkiewicz.
         (1)

10.10    Warrant Purchase Agreement dated November 30, 1994, with Jay F. Joliat.
         (2)

10.11 Series A Preferred Stock Purchase Agreement dated November 30, 1994, with Jay F. Joliat. (2)

10.12 Joint venture agreement dated on March 11, 1996, with Sun Pharmaceutical Industries, Inc. (3)

10.13 Secured Promissory Note dated December 23, 1996 with Sun Pharma Global, Inc. (4)

10.14    Security Agreement dated December 23, 1996 with Sun Pharma Global Inc.
         (4)

10.15 Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (5)

10.16 Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated a s of April 23, 1997. (5)

10.17    Registration Rights Agreement dated as April 1997. (5)

10.18    Stock Pledge Agreement dated as July 28, 1997. (5)

10.19    Second Note and Mortgage Modification Agreement. (6)

10.20 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (5)

10.21    Employment Agreement dated September 22, 1998 with Narendra N. Borkar.
         (7)

10.22    1999 Equity Participation Plan. (8)

10.23 Agreement between ICICI Bank and the Corporation for the term loan of $5 million. (9)

10.24 Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $10 million. +

----------
+         Filed herewith