Form 10QSB
period 2001-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2001-05-11
CIK 887708

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED March 31, 2001

Commission File No. 0-24676

CARACO PHARMACEUTICAL LABORATORIES LTD.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2505723 (IRS Employer Identification No.)

1150 ELIJAH MC COY DRIVE, DETROIT, MICHIGAN (Address of principal executive offices)	48202 (Zip Code)

Registrant’s telephone number, including area code    (313) 871-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Common Stock outstanding at May 10, 2001 — 21,172,618 shares

CARACO PHARMACEUTICAL LABORATORIES LTD.
BALANCE SHEET

PARTICULARS	March
31 2001

ASSETS	Amount (USD)
Current assets

Cash and cash equivalents	$333,160

Accounts receivables, net of allowances of $157,000	607,418

Inventories	1,385,335

Prepaid expenses and deposits	136,650

Total current assets	2,462,563

Property, plant and equipment — at cost

Land	197,305

Building and improvements	6,784,027

Equipment	4,356,478

Furniture and fixtures	200,741

Total	11,538,551

Less: accumulated depreciation	4,567,324

Net property, plant & equipment	6,971,226

Total assets	$9,433,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$721,346

Short term borrowings	75,000

Accrued expenses	360,155

Accrued interest	3,564,017

Current portion of long-term debt — EDC	6,280,000

Current portion of notes payable to stockholder	25,000

Total current liabilities	11,025,518

Long-term liabilities

Notes payable to stockholders	5,950,000

Loans payable to Financial Institutions	11,000,000

Preferred stock dividends payable	255,000

Total long-term liabilities	17,205,000

Total liabilities	28,230,518

Stockholders’ deficit

Preferred stock, no par value, authorized 5,000,000 shares;	1,000,000

issued and outstanding, 285,714 Series A shares Common stock, no par value, authorized 30,000,000 shares;	32,955,600

issued and outstanding, 21,172,618 shares Preferred stock dividends	(255,000)

Accumulated deficit	(52,497,329)

Total stockholders’ deficit	(18,796,729)

Total liabilities and stockholders’ deficit	$9,433,789

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF OPERATIONS

PARTICULARS	THREE MONTHS ENDED
	MARCH

	2001	2000

Net Sales	$942,778	$782,236

Cost of goods sold	938,894	802,198

Gross profit (differential)	3,884	(19,962)

Selling, general & administrative expenses	656,785	529,540

Research & development costs	547,973	739,054

Operating loss	(1,200,874)	(1,288,556)

Other income (expense) Interest expense	(467,142)	(364,518)

Interest income	14,525	9,496

Other expense — net	(452,617)	(355,022)

Net loss	$(1,653,491)	$(1,643,578)

Net loss per basic and diluted common share	$(0.08)	$(0.09)

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF CASH FLOWS

PARTICULARS	1st Quarter ended March 31,
	2001	2000

Cash flows from operating activities
Net loss	$(1,653,491)	$(1,643,578)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	128,338	144,601

Non cash interest expense	123,005	365,360

Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable	(140,972)	(241,024)

Inventories	26,586	361,158

Prepaid expenses and deposits	(73,266)	18,075

Accounts payable	(30,654)	(144,395)

Accrued expenses	(52,823)	41,533

Net cash used in operating activities	(1,673,277)	(1,098,270)

Cash flows from investing activities Purchases of property, plant and equipment	(5,331)	(50,988)

Cash flows from financing activities Proceeds from Long Term Debt	2,150,000	—

Proceeds from short-term debt	—	2,000,000

Payments on EDC debt	(300,000)	(900,000)

Payment to Shareholder	(25,000)

Net cash provided from financing activities	1,825,000	1,100,000

Net increase/(decrease) in cash and cash equivalents	146,392	(49,258)

Cash and cash equivalents, beginning of period	186,768	445,519

Cash and cash equivalents, end of period	$333,160	$396,261

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF SHAREHOLDERS’ DEFICIT FOR THE PERIOD ENDED MARCH 31, 2001 AND MARCH 2000

	PREFERRED STOCK		COMMON STOCK

	SHARES	AMOUNT	SHARES	AMOUNT

Balance at January 1, 2000	285,714	$1,000,000	18,556,295	$31,232,465

Preferred dividend

Net loss

Balance at March 31, 2000	285,714	$1,000,000	18,556,295	$31,232,465

Balance at January 1, 2001	285,714	1,000,000	21,172,618	32,955,600

Preferred dividend

Issuances of common stock

Net loss

Balance at March 31, 2001	285,714	$1,000,000	21,172,618	$32,955,600

[Additional columns below]

[Continued from above table, first column(s) repeated]

	PREFERRED
	STOCK	ACCUMULATED
	DIVIDENDS	DEFICIT	TOTAL

Balance at January 1, 2000	$(180,000)	$(43,221,129)	$(11,168,664)

Preferred dividend	(15,000)		$(15,000)

Net loss		(1,814,219)	$(1,814,219)

Balance at March 31, 2000	$(195,000)	$(45,035,348)	$(12,997,883)

Balance at January 1, 2001	(240,000)	(50,843,838)	$(17,128,238)

Preferred dividend	(15,000)	—	$(15,000)

Net loss		(1,653,491)	$(1,653,491)

Balance at March 31, 2001	$(255,000)	$(52,497,329)	$(18,796,729)

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES LTD.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The balance sheet as of March 31, 2001 and the related statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 should be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 2000 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ORGANIZATION AND NATURE OF BUSINESS

Caraco Pharmaceutical Laboratories, Ltd. (“Caraco” or the “Corporation”) was established to develop, manufacture and market generic prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications (ANDA). While ANDA build-ups have proceeded, the Corporation has generated limited sales revenue.

In August 1997, the Corporation and an Indian specialty pharmaceutical company, Sun Pharmaceutical Industries Ltd. (Sun Pharma) completed an agreement whereby Sun Pharma agreed to invest $7,500,000 in cash in exchange for 5,300,000 shares of Caraco common stock. Sun Pharma has delivered all of the $7.5 million investment. Sun also agreed to transfer the technology for 25 products over a period of 5 years in exchange for 544,000 shares of Caraco common stock to be issued for each ANDA (Abbreviated New Drug Application) product and 181,333 shares for each DESI (Drug Efficacy Study Implementation). The corporation has issued shares to Sun Pharma and its subsidiaries (Sun Pharmaceutical Advanced Research Centre Private Limited (SPARC) and Sun Pharma Global Inc. (Sun Global)) for the technology transfer of 8 ANDA and 2 DESI products in favor of the Corporation. Sun Pharma holds approximately 48% of the outstanding common stock.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of March 31, 2001, a stockholders’ deficit of $18,796,729. Realization of a major portion of the assets is dependent upon the Corporation’s ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at the present time.

The Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the first quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000.

In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in current Good Manufacturing Practices (cGMPs). The areas of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems. In its letter, the FDA stated that no pending ANDA’s would be confirmed until the deviations and deficiencies were corrected.

In response to the FDA 483s and warning letter, the Corporation retained the services of a consulting firm to help it address the cGMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation has responded to the FDA indicating the corrective measures and plans to rectify the deviations and deficiencies referred to above. Substantial resources, both monetary and non-monetary, were diverted to the compliance activities during 2000 and early part of 2001. The focus of management was to make the Corporation a compliant facility.

The FDA commenced its inspection in March 2001 and completed its inspection in April. The Corporation is now in substantial compliance with cGMP. The Corporation did receive an FDA 483 but does not believe the observations are material and, in fact, subsequent to the inspection of the facility, the FDA has confirmed its approval of two of the Corporation’s pending 9 ANDA products.

As discussed above, the Corporation, which had scaled back manufacturing and new drug development to focus on cGMP, has begun to focus again on development and manufacturing, while remaining committed to FDA compliance.

Management’s plans include reducing the stockholders’ deficit with the infusion of additional funding and generating operating profits by:

•	Continued focus on compliance with FDA regulations.

•	Renewed focus on research and development. Continued support from Sun Pharma having 26 researchers working in India supporting Caraco’s research and development efforts. These personnel have a proven background in pharmaceutical development.

•	The research and development team had already established bio-equivalence of nine ANDA products, 7 of which are currently filed with the FDA for approval and 2 of which have been approved by the FDA. The team is presently working on 21 products, which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation expects to complete the development of four to six products each year.

•	The Corporation intends to increase the width and depth of its product portfolio to serve customers effectively. With the new approvals, this objective has been given an additional impetus.

•	The Corporation is committed to continuing R&D efforts with continuing support from Sun Pharma, through their R&D efforts and financial arrangement support.

•	With the increase in the number of products, as well as anticipated volume increases for existing products, it is expected that manufacturing capacity utilization will improve, resulting in better-cost absorption and improved margins.

•	The Corporation will strive to enhance customer reach and achieve customer satisfaction through reliable product deliveries.

2.	COMPUTATION OF LOSS PER SHARE

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended March 31, 2001 and March 2000 were 21,172,618 and 18,556,295, respectively.

3.	MORTGAGE NOTE

EDC Loan

Debt at March 31, 2001 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the “Agreement”) dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation’s property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3% as described in the amendments (effective rate 5.93% at March 31, 2001).

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

The Corporation is currently renegotiating the repayment terms with the EDC. Through March 2001, the Corporation has made payments of $2,600,000 to the EDC ($300,000 in the first quarter of 2001). All payments on the EDC loan to date have been applied against the principal balance for financial statements purposes. The Corporation continues to accrue interest at stipulated rates. Upon the renegotiation of the debt, some amount may be required to be reclassified between accrued interest and principal. Such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the final restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

4.	STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of March 31, 2001:

10% Promissory note payable to Sun Pharma, principal balance payable in full in October 2003, with interest payable semi-annually	$5,300,000

10% promissory note payable to Sun Pharma Global, Inc., a wholly owned subsidiary of Sun Pharma	$650,000

10% Promissory note payable to a stockholder director, payable in installments with a final payment due May 2001.	$25,000

Shareholders Notes due	$5,975,000

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

5.	TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India, which had been due to support from Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of March 31, 2001, has received proceeds in the amount of $5,000,000 with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

6.	TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation has obtained a term loan of $10 million from the Bank of Nova Scotia, which had been due to support from Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of March 31, 2001 has received proceeds in the amount of $6,000,000 with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005.

7.	SHORT TERM BORROWINGS

Short term borrowings consist of unsecured draws on a temporary credit facility from Taurus Financial Services Limited with interest charged at 10%. Principal and interest payments are payable on demand.

8.	COMMON STOCK ISSUANCES

During the fiscal year 2001 the Corporation has not issued any common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the three months ended March 31, 2001 and 2000 were $942,778 and $782,236 respectively. While this represents a 20.5% increase over the previous year, it is still at a low level, which the Corporation hopes to enhance through increased focus on production and new drug development.

Gross Profit (Differential)

The Corporation posted a nominal gross profit of $3,884 for the first three months of 2001, compared to a gross profit differential of $19,962 during the same period of 2000.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the nine months ended March 31, 2001 and March 31, 2000 were $656,785 and $529,540 respectively, representing an increase of almost 24.0%. The increase in SG&A is mainly due to the expenses incurred for FDA compliance, including the retention of an FDA consulting firm.

Research and Development Expenses

Research and development expenses of $547,973 for the period ended March 31, 2001 were lower by 25.9%, when compared with $739,054 incurred during the corresponding period of 1999. The reduced spending reflects the emphasis of the Corporation on FDA compliance.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation’s mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as new term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma was $467,142 and $364,518, for periods ended March 31, 2001 and 2000, respectively, an increase of 28.2% over the previous corresponding period.

Results of Operations

Net losses for the period ended March 31, 2001 and 2000 were $1,653,491 and $1,643,578 respectively. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation’s operational expenses and (2) the impact of research and development spending and increased SG&A expenses due to the change of focus of the Corporation to FDA compliance.

A number of uncertainties exist that may influence the Corporation’s future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, obtaining new FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

Liquidity and Capital Resources

At March 31, 2001, the Corporation had negative working capital of $8,562,955 compared with a negative working capital of $9,057,470 at the corresponding period of 2000. The negative working capital for the period ended March 31, 2001 and March 31, 2000 was mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until renegotiation of the of the repayment terms is completed. A majority of this debt was termed as long term during 1999. To enable the Corporation to fund its research and development activities, repayment of term loans and the increased working capital needs Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $10 million from Bank of Nova Scotia on behalf of the Corporation.

As of March 31, 2001 the Corporation has received $5,000,000 from ICICI Bank and $6,000,000 through these credit facilities.

Further, Sun Pharma continues to support the Corporation in its activities and is trying to negotiate and help the Corporation raise additional funds required for the financial needs of the Corporation.

FDA Compliance

As discussed above, the Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000. In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in cGMPs. The areas of concern related to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, the Corporation retained the services of a consulting firm to help it address the cGMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. The Corporation responded to the FDA indicating the corrective measures and its plans to rectify the deviations and deficiencies referred to above.

The FDA commenced its inspection in March 2001 and completed its inspection in April. The Corporation is now in substantial compliance with cGMP. The Corporation did receive an FDA 483 but does not believe the observations are material and, in fact, subsequent to the inspection of the facility, the FDA has confirmed its approval of two of the Corporation’s pending 9 ANDA products.

As discussed above, the Corporation that had scaled back manufacturing and new drug development to focus on cGMP, has begun to focus again on development and manufacturing, while remaining committed to FDA compliance.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

NONE

ITEM 2.    CHANGES IN SECURITIES

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Although the Corporation has made payments of $2,600,000 to date to the EDC ($300,000 during the first quarter of 2001), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS

A.	The are no exhibits to be filed as part of this report.

B.	There were no Form 8-Ks filed during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD

By: /s/Narendra N. Borkar Narendra N. Borkar

(Chief Executive Officer and

principal financial officer)

Dated:   May 11, 2001