Form 10QSB
period 2001-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2001-08-14
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED June 30, 2001

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

Yes [X]                    No [ ]


Common Stock outstanding at August 14, 2001: 21,173,818 shares

                         CARACO PHARMACEUTICAL LABORATORIES LTD.
                                      BALANCE SHEET


                                                                              JUNE
                                                                            30, 2001
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $     28,592
  Accounts receivables, net of allowances of $157,000                         667,297
  Inventories                                                               1,909,741
  Prepaid expenses and deposits                                               171,142
                                                                         ------------
                                   TOTAL CURRENT ASSETS                     2,776,772
                                                                         ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                        197,305
  Building and improvements                                                 6,784,027
  Equipment                                                                 4,363,960
  Furniture and fixtures                                                      201,000
  Total                                                                    11,546,292
  Less: accumulated depreciation                                            4,693,327
                                                                         ------------
NET PROPERTY, PLANT & EQUIPMENT                                             6,852,965
                                                                         ------------

                                                                         ------------
                                       TOTAL ASSETS                      $  9,629,737
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable - Others                                              $    860,418
  Accounts Payable - Sun Pharma                                          $    528,227
  Short term borrowings                                                        75,000
  Accrued expenses                                                            396,253
  Accrued interest                                                          3,834,860
  Current portion of long-term debt - EDC                                   5,980,000
  Current portion of notes payable to stockholder                                   -
                                                                         ------------
                                TOTAL CURRENT LIABILITIES                  11,674,757
                                                                         ------------

LONG-TERM LIABILITIES
  Notes payable to stockholders                                             5,950,000
  Loans payable to Financial Institutions                                  12,500,000
  Preferred stock dividends payable                                           270,000
                               TOTAL LONG-TERM LIABILITIES                 18,720,000

                                                                         ------------
                                    TOTAL LIABILITIES                      30,394,757
                                                                         ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, authorized 5,000,000 shares;               1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                32,955,600
   issued and outstanding, 21,172,618 shares
  Preferred stock dividends                                                  (270,000)
  Accumulated deficit                                                     (54,450,620)
                                                                         ------------
                               TOTAL STOCKHOLDERS' DEFICIT                (20,765,020)
                                                                         ------------

                                                                         ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $  9,629,737
                                                                         ============



SEE ACCOMPANYING NOTES

                   CARACO PHARMACEUTICAL LABORATORIES, LTD.
                           STATEMENTS OF OPERATIONS

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                   2001               2000
                                                   ----               ----
Net Sales                                      $  1,867,330      $  1,355,432
Cost of goods sold                                1,839,358         1,378,382
GROSS PROFIT (DIFFERENTIAL)                          27,972           (22,950)

Selling, general & administrative expenses        1,403,413         1,278,272
Research & development costs                      1,237,201         1,474,289

OPERATING LOSS                                   (2,612,641)       (2,775,511)

Other income (expense)
  Interest expense                               (1,006,343)         (744,734)
  Interest income                                    12,203            11,520
OTHER EXPENSE - NET                                (994,140)         (733,214)
                                               ------------------------------
NET LOSS                                       $ (3,606,783)     $ (3,508,725)
                                               ==============================

                                               ------------------------------
NET LOSS PER BASIC AND DILUTED COMMON SHARE    $      (0.17)     $      (0.18)
                                               ==============================



SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED JUNE 30
                                                              2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (3,606,783)     $ (3,508,724)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                             254,341           284,530
     Non cash interest expense                                393,849           605,082
     Common Shares issued for product transfer                      -             8,667
     Common Shares issued for interest expense                      -            86,000
     Common Shares issued for compensation                          -            17,495

     Changes in operating assets and liabilities
       which provided (used) cash:
         Accounts receivable                                 (200,851)         (125,295)
         Inventories                                         (497,820)          184,196
         Prepaid expenses and deposits                       (107,758)            1,875
         Accounts payable                                     636,645          (400,786)
         Accrued expenses                                     (16,725)           94,585

NET CASH USED IN OPERATING ACTIVITIES                      (3,145,102)       (2,752,376)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property, plant and equipment                  (13,073)          (68,999)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from Long Term Debt                              3,650,000         4,475,000
  Proceeds from short-term debt                                     -           150,000
  Payments on EDC debt                                       (600,000)       (1,700,000)
  Payment to Shareholder                                      (50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,000,000         2,925,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         (158,176)          103,625
Cash and cash equivalents, beginning of period                186,768           445,519

                                                         ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     28,592      $    549,144
                                                         ==============================



SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
            STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE PERIOD ENDED
                        JUNE 30, 2001 AND JUNE 30, 2001


                                                                                             PREFERRED
                               PREFERRED STOCK                  COMMON STOCK              STOCK       ACCUMULATED
                            SHARES         AMOUNT           SHARES        AMOUNT        DIVIDENDS       DEFICIT           TOTAL
Balance at
  January 1, 2000           285,714    $  1,000,000      18,556,295    $ 31,232,465   $   (180,000)   $(43,221,129)   $(11,168,664)
Preferred dividend                                                                         (30,000)                   $    (30,000)
Issuance of common stocks                                 1,528,323       1,502,162                                   $  1,502,162
Net loss                                                                                                (3,508,724)   $ (3,508,724)
                            ------------------------------------------------------------------------------------------------------
Balance at June 30, 2000    285,714    $  1,000,000      20,084,618    $ 32,734,627   $   (210,000)   $(46,729,853)   $(13,205,226)
                            ======================================================================================================

Balance at
  January 1, 2001           285,714       1,000,000      21,173,818      32,955,600       (240,000)    (50,843,837)   $(17,128,237)
Preferred dividend                                                                         (30,000)           --      $    (30,000)
Net loss                                                                                                (3,606,783)   $ (3,606,783)
                            ------------------------------------------------------------------------------------------------------
Balance at June 30, 2001    285,714    $  1,000,000      21,173,818    $ 32,955,600   $   (270,000)   $(54,450,620)   $(20,765,020)
                            ======================================================================================================


SEE ACCOMPANYING NOTES

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet as of June 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of June 30, 2001, a stockholders' deficit of $20,765,021. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at the present time.

The Corporation underwent an FDA inspection during 1999, at which time it received an FDA 483 (List of Observations). The Corporation responded to those observations and met with the Detroit District Director of the FDA. During the first quarter of 2000, the FDA conducted another inspection. The Corporation received another FDA 483, to which the Corporation responded in June 2000.

In July 2000, the Corporation received a warning letter from the FDA relating to deviations and/or deficiencies in current Good Manufacturing Practices (cGMPs). The areas of concern relate to record-keeping systems, testing standards, staff training and proficiency and quality systems. In its letter, the FDA stated that no pending ANDA's would be confirmed until the deviations and deficiencies were corrected.

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

The FDA commenced its inspection in March 2001 and completed its inspection in April. The Corporation is now in substantial compliance with cGMP. The Corporation did receive an FDA 483 but does not believe the observations are material. In fact, subsequent to the inspection of the facility, the FDA has confirmed that the facility is substantially cGMP compliant and has granted its approval of three of the Corporation's pending 9 ANDA products.

As discussed above, the Corporation, which had scaled back manufacturing and new drug development to focus on cGMP, has begun to focus again on development and manufacturing, while remaining committed to FDA compliance.

Management's plans include reducing the stockholders' deficit with the infusion of additional funding and generating operating profits by:

    -    Continued focus on compliance with FDA regulations.

    - Renewed focus on research and development. Continued support from Sun Pharma having researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in pharmaceutical development.

    - The research and development team had already established bio-equivalence of 9 ANDA products, 6 of which are currently filed with the FDA for approval and 3 of which, have been approved by the FDA. The team is presently working on 21 products, which are in different stages of development. There is no assurance, however, that any of these products will be marketed. The Corporation intends to complete the development of four to six products each year.

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended June 30, 2001 and June 2000 were 21,172,618 and 20,084,618, respectively.


3.       MORTGAGE NOTE

EDC Loan

Debt at June 30, 2001 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3% as described in the amendments (effective rate 5.93% at June 30, 2001).

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

The Corporation is currently renegotiating the repayment terms with the EDC. Through June 2001, the Corporation has made payments of $2,900,000 to the EDC ($300,000 each in the first and second quarters of 2001). All payments on the EDC loan to date have been applied against the principal balance for financial statements purposes. The Corporation continues to accrue interest at stipulated rates. Upon the renegotiation of the debt, some amount may be required to be reclassified between accrued interest and principal. Such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the final restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.


4.       STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of June 30, 2001:

10% Promissory note payable to Sun Pharma, principal balance payable in full in October 2003, with interest payable
semi-annually.                                                      $5,300,000

10% promissory note payable to Sun Pharma Global, Inc., a             $650,000
wholly owned subsidiary of Sun Pharma.
                                                                    ----------
Shareholders Notes due                                              $5,950,000
                                                                    ==========

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

5.       TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of June 30, 2001, has received proceeds in the amount of $5,000,000 with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

6.       TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation has obtained a term loan of $10 million from the Bank of Nova Scotia with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of June 30, 2001 has received proceeds in the amount of $7,500,000 with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005.

7.       SHORT TERM BORROWINGS

Short term borrowings consist of unsecured draws on a temporary credit facility from Taurus Financial Services Limited with interest charged at 10%. Principal and interest payments are payable on demand.

8.       COMMON STOCK ISSUANCES

During the fiscal year 2001 the Corporation issued 1,200 shares of its common stock to its non-employee directors for participation in meeting of the Board and/or its committees.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

Net sales for the six months ended June 30, 2001 and 2000 were $1,867,330 and $1,355,432 respectively. While this represents a 37.8% increase over the previous year, it is still at a low level, which the Corporation hopes to enhance through increased focus on new product introductions, increase in production of existing products and new drug development.

Gross Profit (Differential)

The Corporation posted a nominal gross profit of $27,972 for the first six months of 2001, compared to a gross profit differential of $22,950 during the same period of 2000. The improvement is mainly due to higher sales in the current period as compared to that during the corresponding period of 2000.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the six months ended June 30, 2001 and June 30, 2000 were $1,496,455 and $1,278,272 respectively, representing an increase of almost 14.6%. The increase in SG&A is mainly due to the expenses incurred for FDA compliance, including the retention of an FDA consulting firm, and the expenses of employing additional personnel primarily in the Quality Control and Quality Assurance departments for FDA compliance and new product introductions.

Research and Development Expenses

Research and development expenses of $1,144,158 for the period ended June 30, 2001 were lower by 22.4%, when compared with $1,474,289 incurred during the corresponding period of 1999. The reduced spending reflects the emphasis of the Corporation on FDA compliance.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as a term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma was $1,006,343 and $744,734, for periods ended June 30, 2001 and 2000, respectively. This increase is primarily the result of higher borrowing levels.

Results of Operations

Net losses for the period ended June 30, 2001 and 2000 were $3,606,783 and $3,508,725 respectively. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) the impact of research and development spending and increased SG&A expenses due to the change of focus of the Corporation to FDA compliance. The losses are higher in the current period as compared to the previous period primarily due to higher interest expenses.

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



Liquidity and Capital Resources

At June 30, 2001, the Corporation had negative working capital of $8,897,986 compared with a negative working capital of $9,457,939 at the corresponding period of 2000. The negative working capital for the period ended June 30, 2001 and June 30, 2000 was mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until renegotiation of the of the repayment terms is completed. To enable the Corporation to fund its research and development activities, repayment of term loans and the increased working capital needs Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $10 million from Bank of Nova Scotia on behalf of the Corporation.

As of June 30, 2001 the Corporation has received $5,000,000 from ICICI Bank of India and $7,500,000 from Bank of Nova Scotia through these credit facilities.

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

The FDA commenced its inspection in March 2001 and completed its inspection in April. The Corporation is now in substantial compliance with cGMP. The Corporation did receive an FDA 483 but does not believe the observations are material and, in fact, subsequent to the inspection of the facility, the FDA has confirmed its approval of three of the Corporation's pending 9 ANDA products.

As discussed above, the Corporation that had scaled back manufacturing and new drug development to focus on cGMP, has begun to refocus again on development and manufacturing, while remaining committed to FDA compliance.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

                                    None


ITEM 2.    CHANGES IN SECURITIES

                                    None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Although the Corporation has made payments of $2,900,000 to date to the EDC ($300,000 during the second quarter of 2001), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on June 4, 2001 in Detroit, Michigan, for the purposes of electing three directors for three-year terms expiring in 2004 and upon the election and qualification of their successors.

           The results of the election were as follows:

           NAME OF DIRECTOR              VOTES FOR          VOTES WITHHELD
           ----------------              ---------          --------------

           Narendra N. Borkar            17,741,669             78,800
           Phyllis Harrison-Ross         17,774,769             78,700
           Sudhir Valia                  17,774,569             78,900


ITEM 5.  OTHER INFORMATION

         On June 4, 2001, the Company elected the following executive officers:

               Narendra N. Borkar        Chief Executive Officer, President and
                                         Chief Financial Officer
               Jitendra Doshi            Chief Operating Officer
               Robert Kurkiewicz         Senior Vice President - Technical

ITEM 6.    EXHIBITS AND REPORTS

a.         There are no exhibits to be filed as part of this report.

b.         There were no Form 8-K's filed during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                      CARACO PHARMACEUTICAL LABORATORIES, LTD.





                                   By:   /s/ Narendra N. Borkar
                                        ----------------------------------------
                                        Narendra N. Borkar
                                        Chief Executive Officer and Chief
                                        Financial Officer

DATED: August 14, 2001