Form 10QSB
period 2001-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2001-10-15
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED September 30, 2001

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

Yes [X]                    No [ ]


Common Stock outstanding at October 15, 2001: 21,173,818 shares

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                                  BALANCE SHEET

                                                                                                        SEPTEMBER
                                                                                                        30, 2001
                                          ASSETS

Current assets

  Cash and cash equivalents                                                                           $     80,684
  Accounts receivables, net of allowances of $157,000                                                    1,193,399
  Inventories                                                                                            1,924,218
  Prepaid expenses and deposits                                                                            228,491

                                                                                                      -------------
                                   TOTAL CURRENT ASSETS                                                  3,426,792
                                                                                                      -------------

PROPERTY, PLANT AND EQUIPMENT - AT COST

  Land                                                                                                     197,305
  Building and improvements                                                                              6,798,807
  Equipment                                                                                              4,400,247
  Furniture and fixtures                                                                                   207,750
  Total                                                                                                 11,604,109
  Less: accumulated depreciation                                                                         4,821,637
                                                                                                      -------------
NET PROPERTY, PLANT & EQUIPMENT                                                                          6,782,472
                                                                                                      -------------

                                                                                                      -------------
                                       TOTAL ASSETS                                                   $ 10,209,264
                                                                                                      =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable - Others                                                                           $    920,953
  Accounts Payable - Sun Pharma                                                                            556,520
  Short term borrowings                                                                                     75,000
  Accrued expenses                                                                                         404,455
  Accrued interest                                                                                       4,042,430
  Current portion of long-term debt - EDC                                                                5,680,000
                                                                                                      -------------
                                TOTAL CURRENT LIABILITIES                                               11,679,358
                                                                                                      -------------

LONG-TERM LIABILITIES

  Notes payable to stockholders                                                                          6,250,000
  Loans payable to Financial Institutions                                                               14,300,000
  Preferred stock dividends payable                                                                        285,000
                                                                                                      -------------
                               TOTAL LONG-TERM LIABILITIES                                              20,835,000
                                                                                                      -------------

                                                                                                      -------------
                                    TOTAL LIABILITIES                                                   32,514,358
                                                                                                      -------------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value, authorized 5,000,000 shares;                                            1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                                             32,955,600
   issued and outstanding, 21,173,818 shares
  Preferred stock dividends                                                                               (285,000)
  Accumulated deficit                                                                                  (55,975,694)
                                                                                                      -------------
                               TOTAL STOCKHOLDERS' DEFICIT                                             (22,305,094)
                                                                                                      -------------

                                                                                                      -------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ 10,209,264
                                                                                                      =============

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                            STATEMENTS OF OPERATIONS

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER, 30

                                                                                       2001                        2000
                                                                                       ----                        ----
Net Sales                                                                       $    3,372,686                $    1,924,709
Cost of goods sold                                                                   2,904,191                     1,915,793
                                                                                ---------------------------------------------
GROSS PROFIT                                                                           468,495                         8,916

Selling, general & administrative expenses                                           2,155,051                     2,092,508
Research & development costs                                                         1,934,456                     2,189,408
                                                                                ---------------------------------------------

OPERATING LOSS                                                                      (3,621,012)                   (4,273,000)
                                                                                ---------------------------------------------

Other income (expense)
  Interest expense                                                                  (1,524,843)                   (1,202,276)
  Interest income                                                                       14,000                        29,411
OTHER EXPENSE - NET                                                                 (1,510,843)                   (1,172,865)

                                                                                ---------------------------------------------
NET LOSS                                                                        $   (5,131,857)               $   (5,445,865)
                                                                                =============================================

                                                                                ---------------------------------------------
NET LOSS PER BASIC AND DILUTED COMMON SHARE                                     $        (0.24)               $        (0.28)
                                                                                =============================================

SEE ACCOMPANYING NOTES

               CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2001                      2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $ (5,131,857)             $ (5,445,864)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                                                        382,650                   427,468
     Non cash interest expense                                                           601,419                   693,124
     Common Shares issued for product transfer                                                 -                     8,667
     Common Shares issued for interest expense                                                 -                    86,000
     Common Shares issued for compensation                                                     -                    17,495

     Changes in operating assets and liabilities which provided (used) cash:

         Accounts receivable                                                            (726,953)                 (169,019)
         Inventories                                                                    (512,297)                  229,747
         Prepaid expenses and deposits                                                  (165,107)                  (19,700)
         Accounts payable                                                                725,474                  (590,990)
         Accrued expenses                                                                 (8,522)                  165,327
                                                                       ----------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (4,835,194)               (4,597,746)
                                                                       ----------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchases of property, plant and equipment                                             (70,890)                  (79,988)
                                                                       ----------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

  Proceeds from Long Term Debt                                                         5,450,000                 7,375,000
  Proceeds from short-term debt                                                          300,000                  (225,000)
  Payments on EDC debt                                                                  (900,000)               (2,100,000)
  Payment to Shareholder                                                                 (50,000)                        -
                                                                       ----------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,800,000                 5,050,000
                                                                       ----------------------------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                    (106,084)                  372,266
Cash and cash equivalents, beginning of period                                           186,768                   445,519

                                                                       ----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 80,684                 $ 817,784
                                                                       ====================================================

SEE ACCOMPANYING NOTES

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
            STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE PERIOD ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2001

                                                                                        PREFERRED
                                      PREFERRED STOCK            COMMON STOCK             STOCK        ACCUMULATED
                                    SHARES      AMOUNT         SHARES        AMOUNT     DIVIDENDS        DEFICIT           TOTAL
Balance at
  January 1, 2000                    285,714  $ 1,000,000    18,556,295  $ 31,232,465   $ (180,000)   $ (43,221,129)  $ (11,168,664)
Preferred dividend                                                                         (45,000)                         (45,000)
Issuance of common stocks                                     1,528,323     1,502,162                                     1,502,162
Net loss                                                                                                 (5,445,864)     (5,445,864)
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 2000        285,714  $ 1,000,000    20,084,618  $ 32,734,627   $ (225,000)   $ (48,666,993)  $ (15,157,366)
                                   =================================================================================================

Balance at
  January 1, 2001                    285,714    1,000,000    21,173,818    32,955,600     (240,000)     (50,843,837)  $ (17,128,237)
Preferred dividend                                                                         (45,000)               -         (45,000)
Net loss                                                                                                 (5,131,857)     (5,131,857)
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 2001        285,714  $ 1,000,000    21,173,818  $ 32,955,600   $ (285,000)   $ (55,975,694)  $ (22,305,094)
                                   =================================================================================================

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The balance sheet as of September 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

As reported in the form 10-KSB for 2000 and the forms 10-QSB for the current fiscal year, Sun Pharmaceuticals Industries Limited (Sun Pharma) of India is a major stockholder in the Corporation and currently holds approximately 48% of the outstanding common stock. Sun has transferred the technology for 10 ANDA products and 2 DESI products to the Corporation to date against which the Corporation has issued common stock for 8 ANDA and 2 DESI products to Sun Pharma.

The Corporation has never achieved sales necessary to support operations. The Corporation has, as of September 30, 2001, a stockholders' deficit of $22,305,094.

Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at the present time.

The Corporation underwent FDA inspections during March and April of 2001 and is in substantial compliance with cGMP. The Corporation did receive an FDA 483 but does not believe the observations are material. Subsequent to the inspection of the facility, the FDA has granted its approval of three ANDA products.

Management plans for generating operating profits include:

         -        Continued focus on compliance with FDA regulations.

         - Renewed focus on research and development. Continued support from Sun Pharma having researchers working in India supporting Caraco's research and development efforts. These personnel have a proven background in pharmaceutical development.

         - The research and development team has developed and submitted 10 ANDA products of which the FDA has approved 3 and the rest are awaiting FDA approvals. One of the 10 ANDA's was submitted to the FDA during the current quarter. Further, two additional products are in the advanced stages of development and will be filed for ANDA approval with the FDA upon successful completion of bio-equivalent studies. The Corporation intends to complete the development of four to six products each year.

         - The Corporation intends to increase the width and depth of its product portfolio to serve customers effectively. With the approvals of three of the products during the fiscal year and commencement of manufacture and marketing of 2 of these products during the later part of the third quarter, this objective has been given an additional impetus.

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended September 30, 2001 and September 30, 2000 were 21,173,022 and 19,521,258 respectively.

3.       MORTGAGE NOTE

EDC Loan

Debt at September 30, 2001 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.3% as described in the amendments (effective rate 5.93% at September 30, 2001).

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

The Corporation is currently renegotiating the repayment terms with the EDC. Through September 2001, the Corporation has made payments of $3,200,000 to the EDC ($300,000 each in the first, second and third quarters of 2001). All payments on the EDC loan to date have been applied against the principal balance for financial statements purposes. The Corporation continues to accrue interest at stipulated rates. If the debt is renegotiated, some amount may be required to be reclassified between accrued interest and principal. Such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the final restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

4.       STOCKHOLDER NOTES PAYABLE

Stockholder Notes Payable

Stockholder notes payable consist of the following obligations as of September 30, 2001:

10% Promissory note payable to Sun Pharma, principal balance     $5,300,000
payable in full in October 2003, with interest payable semi-annually.

10% promissory note payable to Sun Pharma Global, Inc., a          $550,000
wholly owned subsidiary of Sun Pharma.

Loan from Sun Pharma (terms under negotiation)                     $400,000
                                                                 ----------
Shareholders Notes and loan                                      $6,250,000
                                                                 ==========

Notes payable to and the loan from Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes and loan have been classified as long term.

5.       TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of September 30, 2001, has received proceeds in the amount of $5 million with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

6.       TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation has obtained a term loan of $10 million from the Bank of Nova Scotia with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of September 30, 2001 has received proceeds in the amount of $9.3 million with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005.

7.          SHORT TERM BORROWINGS

Short-term borrowings consist of unsecured draws on a temporary credit facility from Taurus Financial Services Limited with interest charged at 10%. Principal and interest payments are payable on demand.

8.       COMMON STOCK ISSUANCES

During the fiscal year 2001 the Corporation issued 1,200 shares of its common stock to its non-employee directors for participation in meetings of the Board and/or its committees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Sales

The sales for the three months ended September 30, 2001 and 2000 are $1,505,356 and $569,277, respectively, reflecting an increase of almost 165%. This is due to the increased production and marketing of the Corporation's existing products following the achievement of substantial compliance with cGMPs. Net sales for the nine months ended September 30, 2001 and 2000 were $3,372,686 and $1,924,709 respectively. While this represents a 75.2% increase over the previous year due to increased production and marketing of the Corporation's existing products, it is still at a low level, which the Corporation hopes to enhance through increased focus on new product introductions, increase in production of existing products and new drug development. Late in the quarter, the Corporation began the manufacture and marketing of 2 of the 3 FDA approved products. Although the sales of these products are only a small part of the gross sales during the quarter, the Corporation expects increased sales from these products over the near future.

Gross Profit

The Corporation has posted a gross profit of $440,523 and $31,866 during the three months ended September 30, 2001 and 2000, respectively. The Corporation posted a gross profit of $468,495 for the first nine months of 2001, compared to a gross profit of $8,916 during the same period of 2000. The improvement is mainly due to higher sales volumes in the current period as compared to that during the corresponding period of 2000.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses for the nine months ended September 30, 2001 and September 30, 2000 were $2,155,051 and $2,092,508, respectively, representing a nominal increase of about 3%.

Research and Development Expenses (R&D)

Research and development expenses of $1,934,456 for the period ended September 30, 2001 were lower by 11.6%, when compared with $2,189,408 incurred during the corresponding period of 2000.

Interest Expense

Interest expense, which is incurred primarily in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as a term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma was $1,524,843 and $1,202,276, for periods ended September 30, 2001 and 2000, respectively. This increase is primarily the result of higher borrowing levels.

Results of Operations

The net losses for the three months ended September 30, 2001 and 2000 are $1,525,074 and $1,937,140, respectively. Net losses for the period ended September 30, 2001 and 2000 were $5,131,857 and $5,445,865, respectively. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) the impact of research and development spending. The losses are lower in the current three month and nine month periods as compared to the previous respective periods primarily due to higher sales volumes and better cost absorption due to enhanced sales, despite higher interest expense.

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

Liquidity and Capital Resources

At September 30, 2001, the Corporation had negative working capital of $8,252,566 compared with a negative working capital of $8,713,103 at the corresponding period of 2000. The negative working capital for the period ended September 30, 2001 and September 30, 2000 were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the of the repayment terms is completed. To enable the Corporation to fund its research and development activities, repay certain term loans and fund working capital needs Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $10 million from Bank of Nova Scotia. As of September 30, 2001 the Corporation has received $5,000,000 from ICICI Bank of India and $9,300,000 from Bank of Nova Scotia through these credit facilities.

Further, Sun Pharma continues to support the Corporation in its activities and is trying to negotiate and assist the Corporation raise additional funds required for the financial needs of the Corporation.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                                    None

ITEM 2.    CHANGES IN SECURITIES

                                    None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Although the Corporation has made payments of $3,200,000 to date to the EDC ($300,000 each during the first, second and third quarters of 2001), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS

a.         There are no exhibits to be filed as part of this report.

b.         There were no Form 8-Ks filed during the third quarter of 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                CARACO PHARMACEUTICAL LABORATORIES, LTD.




                                By: S/d Narendra N. Borkar
                                    -----------------------------------------
                                        Narendra N. Borkar
                                        Chief Executive Officer and Chief
                                        Financial Officer

DATED: October 15, 2001