Form 10KSB
period 2001-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2002-02-19
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $5,922,431

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                   $23,390,585
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
          COMMON SHARES ON THE OTC BULLETIN BOARD ON FEBRUARY 15, 2002)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    AS OF FEBRUARY 15, 2002, THERE WERE 21,173,818 COMMON SHARES OUTSTANDING

                      Documents Incorporated By Reference:

         Portions of the definitive 2002 Proxy Statement in connection with the Annual Meeting of Stockholders to be held on June 3, 2002, are incorporated by reference into Part III.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                                   FORM 10-KSB

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

This report, other than the historical financial and business information, may contain forward looking statements. Those statements include statements regarding the intent, belief, and current expectation of the Company. The statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include: (i) that the information is of a preliminary nature and may be subject to further adjustment;
(ii) inability to renegotiate and extend the Company's loan with the Economic Development Corporation (See "Item 2 - EDC Financing"); (iii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iv) governmental restrictions on the sale of certain products; (v) dependence on key personnel; (vi) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vii) market and customer acceptance and demand for new pharmaceutical products, (viii) availability of raw materials,
(ix) timing and success of product development and launch (x) integrity and reliability of the Company's data; and (xi) other risks identified in this report and identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

GENERAL

Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" which is also referred to as we, us or our") is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic drugs for the ethical (prescription) and over-the-counter (non-prescription or "OTC") markets.

A generic drug is a pharmaceutical product, which is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics are well accepted for substitution of brand products as they sell at a discount to the branded product's price and for their equivalence in quality and bioavailability.

A significant source of our funding has been from private placement offerings and loans. Sun Pharmaceutical Industries, Ltd., a specialty pharmaceutical corporation organized under the laws of India ("Sun Pharma"), which owns 48% of our outstanding shares, has contributed equity capital and has advanced us loans. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. (See "Current Status" and "Sun Pharmaceutical Industries, Ltd." below.) Our manufacturing facility and executive offices were constructed pursuant to a $9.1 million loan in 1990 from the Economic Development Corporation of the City of Detroit (the "EDC"). (See "Current Status" and "Part II - EDC Financing" below.)

CURRENT STATUS OF CORPORATION

In 2001 we continued to sustain substantial operating losses. At December 31, 2001, we had a stockholders' deficit of $22,945,249. We have continued to be dependent on the support of Sun Pharma. See "Sun Pharmaceutical Industries, Ltd." and "Item 6. Management's Discussion and Analysis or Plan of Operations." Net sales for the years ended December 31, 2001 and 2000 were $5,922,431 and $2,377,546, respectively, representing a 150% increase over the previous year. We earned a gross profit of $1,736,372 for 2001 compared to a gross loss of $301,354 during 2000. See "Item 6. Management's Discussion and Analysis or Plan of Operations." We also received 3 ANDA approvals during 2001, and 2 more ANDA approvals and 1 ANDA approvable status between January 1, 2002 and February 15, 2002. See "Caraco's Products and Product Strategy" and "Regulation" below.

Our debt includes term loans totaling $15 million from two foreign banks and a note payable to the EDC (classified as a current obligation) of $5,380,000, plus accrued interest, at December 31, 2001. We renegotiated the loan in August 1997, but have never made any of the scheduled payments. We have, however, been attempting to renegotiate the loan since December 1998 and have, beginning in 2000, paid (through December 31, 2001) an aggregate of $3.5 million to the EDC. Such payments have not brought us current in our obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being renegotiated, we intend to continue to make payments to the EDC, again without prejudice to the rights of the EDC. See "Part II - EDC Financing" below.

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

CARACO'S PRODUCTS AND PRODUCT STRATEGY

Our present product portfolio includes 12 products in 22 strengths in 36 package sizes. We are currently marketing all 12 products. Our drugs relate to a variety of therapeutic segments including the central nervous system, cardiology, pain management and diabetes.

We have submitted 10 ANDAs to the FDA for approval since our inception, including 1 filed during 2001. Of these 10 ANDAs, the FDA has approved 3 during 2001 and approved 2 through February 15, 2002. 1 additional ANDA has been granted approvable status by the FDA through February 15, 2002. Accordingly, there are currently 4 ANDAs pending FDA approval (all or many of which, we believe, will be approved by 2002 year-end). Of the 10 ANDAs, Sun Pharma has transferred the technology for 8 of them to us pursuant to our products agreement. (See "Sun Pharmaceutical Industries, Ltd.")

Our strategy has been to analyze the marketplace and try to determine opportunities depending on a particular product's potential market and the number of competitors vying for that market.

HEXAL-PHARMA GMBH & CO., KG

Pursuant to an agreement between us and Hexal-Pharma GmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal") dated as of October 1, 1993, Hexal agreed to convey to us the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Products"). We agreed to pay Hexal royalties on the yearly sales of each Product (See below). We filed an ANDA in March 1995 with respect to Metoprolol Tartrate, received approval from the FDA in December 1996 and introduced it in 1997. (Metoprolol Tartrate is one of our 12 current products. See "Caraco's Products and Product Strategy.") Hexal has decided not to proceed with the development of the second Product.

Pursuant to the agreement, we have, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 a share; and (ii) a Product Option to purchase shares at an exercise price of $1 3/8. These options may be exercised and payment for shares may be made only out of royalties (and any interest earned on the royalties while held by us) payable to Hexal for sales of the product. The agreement provides that we will hold all royalties until receipt of Hexal's written instructions either to pay the royalties in cash or to apply the royalties held to the exercise of the related options. No options have yet been exercised.

CLONMEL CHEMICALS CO., LTD. (IRELAND)

On October 22, 1993, we entered into an agreement with Clonmel Chemicals Co., Ltd. ("Clonmel"), pursuant to which Clonmel provided to us, with respect to each of two generic pharmaceutical products, formulations that have been previously tested, the formulation and manufacturing methods, in process controls, finished product specifications, analytical methods and stability data required for us to manufacture our own bio-batches (sample batches of the product in amounts necessary for testing on humans) for use in the preparation and filing with the FDA of ANDAs with respect to these products. Pursuant to the agreement, we must bear all costs of developing the products and filing the ANDAs and must pay Clonmel $10,000 on delivery of complete files containing the foregoing data, another $20,000 on completion of a successful bioequivalency study (which study will be at our expense), and a final $20,000 upon receipt of FDA approval of the related ANDA. Clonmel has granted us the exclusive right to manufacture and market these products in the United States, including its territories and Puerto Rico, and in Canada; and we have agreed to pay royalties to Clonmel on net sales (as defined) of these products for five years from the date on which the marketing of the respective product commences. The formulations were delivered to us in 1994 and a bioequivalency study of one of the products was conducted and an ANDA was filed in January 1997. The ANDA was approved in June 2001. (It is one of our current 12 products.) The second product is not currently being pursued.

SUN PHARMACEUTICAL INDUSTRIES LTD.

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

On October 15, 1998 Sun Pharma also made a loan to us of $5.3 million at an annual interest rate of 10% (which loan was amended to provide Sun Pharma with a security interest subordinated to the loan of the EDC). The rate of interest on the loan from Sun Pharma has been reduced from 10% to 8% effective April 1, 2001. In 2001, Sun pharma loaned us an additional $2.45 million at an interest rate of 8%. The loans mature and are due and payable on October 15, 2003. Prior to this, an affiliate of Sun Pharma made a loan to the Corporation of $650,000 at an annual interest rate of 10%. We have repaid $100,000 of this loan during 2001. The interest rate on this loan has also been reduced by the affiliate from 10% to 8% effective April 1, 2001.

During 2000 and 2001, Sun Pharma assisted us in obtaining line of credit loans from ICICI Bank Limited and The Bank of Nova Scotia in the amount of $5.0 million and $10 million, respectively. We have utilized, during 2000, $5 million from ICICI Bank Limited and $10 million from The Bank of Nova Scotia during 2000 and 2001. The amounts borrowed under the ICICI Bank Limited credit facility must be repaid in eight equal quarterly installments beginning December 31, 2003 and ending September 30, 2005. The amounts borrowed under the Bank of Nova Scotia credit facility must be repaid in four semi-annual installments on February 4, 2004, August 24, 2004, February 24, 2005 and August 25, 2005. The loan may not be prepaid until August 24, 2003. Interest is at LIBOR plus 140 basis points on the loan from ICICI Bank Limited and LIBOR plus 155 basis points on the loan from the Bank of Nova Scotia, and is payable at one, two, three or six months periods at our option.

In August 1997, we entered into an agreement (the "Products Agreement"), whereby Sun Pharma is required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002. We exchange 544,000 shares of our common stock for each ANDA product (Generally when a bio-equivalency study is successfully completed.) and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. The products provided to us from Sun Pharma are selected by mutual agreement. As of December 31, 2001, Sun Pharma has delivered to us the formula for 13 products. Sun Pharma owns approximately 48% of our outstanding common stock. No decision has been made as to whether to extend the Products Agreement past its termination date in August 2002.

In connection with the technology transfer, Sun Pharma has established a Research and Development Center in Mumbai with a staff of 30 persons, including PhDs, pharmacy graduates, analytical chemists and regulatory professionals. Sun Pharma primarily performs development work for us at this laboratory.

Sun Pharma also supplies us with certain raw materials. In the year ended December 31, 2001, we purchased approximately $1,138,000 in raw materials from Sun Pharma. Sun has also provided us with qualified technical professionals. Twenty-one of our technical professional employees were former Sun Pharma employees.

MARKETING

Our marketing objective has been to create a distribution system by which to obtain access to a wide range of purchasers of generic pharmaceutical products. Internally, this requires at least a minimum sales force (see "Sales and Customers" below); externally, it requires forging relationships with wholesaler buying groups, distributors and mail order companies, among others. Management is aware that, despite any success in creating these distribution links, sales volume will remain low until we can offer a broader range of products needed by drug purchasers in significant amounts.

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

The top four drug wholesalers in 2001 accounted for over $100 billion in sales. Our product line is now represented in these top drug wholesalers; McKesson Drug, Amerisource - Bergen, Cardinal and Bindley Western. Caraco's products are now stocked by many other drug wholesalers, partly as a result of our arrangements (discussed below) with buying groups.

A large number of buying groups of retail pharmacists, hospitals, nursing homes and other regional or functionally similar categories of drug purchasers use their members' combined purchasing power to induce drug manufacturers or other vendors to submit bid prices at which their members may individually purchase products through designated wholesalers. As part of our ongoing marketing efforts, we are pursuing arrangements with additional wholesalers and expanding our sales network of buying groups.

Further, as part of our ongoing marketing efforts, we are pursuing arrangements to expand our business with our current distributors and a mail-order company.

Federal and state agencies purchase a large amount of generic pharmaceutical products. All of our products are now listed for purchase at prices bid by us in the Federal Supply Schedule, the Federal Bureau of Prisons Prime Vendor Program, the Veterans Administration Prime Vendor Program, the Department of Defense and by various state agencies.

SALES AND CUSTOMERS

Presently, we have only a small in-house sales organization. In time as new products are added to the existing product line, we plan to expand our customer sales effort through adding additional sales personnel and/or contracting with an independent sales and marketing firm.

Shipments to one wholesale customer accounted for approximately 35% and 17% of sales in 2001 and 2000, respectively. Balances due from this customer represented approximately 40% and 9% of accounts receivable at December 31, 2001 and 2000, respectively.

Shipments to another customer accounted for approximately 11% and 8% of sales in 2001 and 2000, respectively. Balances due from this customer represented approximately 18% and 4% of accounts receivable at December 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT

The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is "bioequivalent" to a brand-name drug if the rate and extent of absorption of the drug are not significantly different from those of the brand-name drug. Although we perform our own stability testing, bio-equivalence is done through independent testing laboratories.

An outline of research and development expenses incurred directly by us for 2001 and 2000 follows (000's):

                                                               2001                    2000
                                                               ----                    ----
               Employee Costs                                 $  530                  $  576
               Raw Materials/Supplies                            131                     138
               Bioequivalency Studies                            132                     644
               Laboratory Expenses                               264                     120
               Other                                           2,022                   1,596
                                                              ------                  ------
                   TOTAL                                      $3,079                  $3,074
                                                              ======                  ======

During 2001, Sun Pharma did not receive any shares of our common stock since bio-equivalency studies for the 3 ANDAs transferred were not completed. Accordingly, the current year's R&D expenses shown above do not include the non-cash cost of the products transferred by Sun to us as compared to non-cash expenses of $221,000 during 2000.

REGULATION

The research and development, manufacture and marketing of our products are subject to extensive regulation by the FDA and by other federal, state and local entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, advertising and promotion of pharmaceutical products.

The Federal Food, Drug and Cosmetic Act, the Public Health Services Act, the Controlled Substances Act and other federal statutes and regulations govern or influence our business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve voluntary recall of products, and the total or partial suspension of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes, packaging, labeling and quality control. To obtain FDA approval for an unapproved new drug, a prospective manufacturer must also demonstrate compliance with the FDA's current good manufacturing practices ("cGMP") regulations as well as provide substantial evidence of safety and efficacy of the drug product. Compliance with cGMP's is required at all times during the manufacture and processing of drugs. Such compliance requires a considerable amount of our time and resources in the areas of production and quality control.

There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

        New Drug Application ("NDA"). Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not expect to submit an NDA in the foreseeable future.

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

The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties. The FDA can also significantly delay the approval of a pending ANDA under certain circumstances and to seek civil penalties. The FDA can also significantly delay the approval of a pending ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional ANDAs.The Drug Enforcement Agency ("DEA") conducts inspections bi-annually.

We underwent an FDA inspection during 1999, at which time we received an FDA483 (List of Observations). We responded to those observations and met with the Detroit District Director of the FDA. During the 1st quarter of 2000, the FDA conducted another inspection. We received another FDA 483, to which we responded in June 2000. In July 2000, we received a warning letter from the FDA relating to deviations and/or deficiencies in the cGMPs. The areas of concern related to record-keeping systems, testing standards, staff training and proficiency and quality systems.

In response to the FDA 483s and warning letter, we retained the services of an FDA compliance-consulting firm in 1999 to help us address the cGMP compliance issues and develop the implementation plan to respond to the noted deficiencies and/or deviations. We responded to the FDA indicating the corrective measures and plan to rectify the deviations and deficiencies referred to above. During that time, the FDA would not approve any of our pending ANDAs. We actively undertook corrective measures to return us to compliance with cGMPs.

We underwent FDA inspections during March and April of 2001 and we were found to be in substantial compliance with cGMPs. Although we did receive an FDA 483, we do not believe the observations are material. Subsequent to the inspection of the facility, the FDA has granted its approval of 3 of our ANDA products during 2001. In May 2001, the FDA provided us with a letter waiving pre-approval inspections ("PAI") for the then pending ANDA submissions. Through February 15, 2002, the FDA has approved 2 more of our ANDAs and has accorded approvable status to 1 ANDA. The total numbers of FDA approvals accorded to us to date are 5 ANDAs and 1 approvable ANDA. The number of pending ANDA submissions now stand at 4.

Each domestic drug product manufacturing establishment must be registered with the FDA. Establishments, like ours, handling controlled substances must be licensed by the DEA. We are licensed by both the FDA and DEA.

We are also subject to regulation under other federal, state and local regulations regarding work place safety, environmental protection and hazardous substance controls, among others. Specifically, we are licensed by the Michigan Board of Pharmacy as a manufacturer and wholesaler of prescription drugs and as a distributor of controlled substances. We are also licensed by the Michigan Liquor Control Commission to use alcohol in the manufacture of drugs.

We believe that we are in compliance with environmental laws.

SUPPLIERS AND MATERIALS

The principal components used in our business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers. Development and approval of our pharmaceuticals are dependent upon our ability to procure active ingredients and certain packaging materials from FDA approved sources. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. We have been, and continue to be, actively identifying and validating alternative suppliers for our active ingredients. Our purchases of active materials are made from manufacturers in the U.S. and from abroad, including Sun Pharma. (See "Sun Pharmaceutical Industries Ltd.") All purchases of active materials are made in U.S. Dollars.

Although to date no significant difficulty has been encountered in obtaining components required for products and sources of supply are considered adequate, there can be no assurance that we will continue to be able to obtain components as required.

COMPETITION

The market for generic drugs is highly competitive. There is intense competition in the generic drug industry in the United States, which is eroding price and profit margins. We compete with numerous pharmaceutical manufacturers, including both generic and brand-name manufacturers, many of which have been in business for a longer period of time than us, have a greater number of products in the market and have considerably greater financial, technical, research, manufacturing, marketing and other resources.

The principal competitive factor in the generic pharmaceutical market is the ability to be the first company, or among the first companies, to introduce a generic product after the related patent expires. Other competitive factors include price, quality, methods of distribution, reputation, customer service (including maintenance of inventories for timely delivery) and breadth of product line. Approvals for new products may have a synergistic effect on a company's entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is a significant competitive factor, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. We hope to compete by selecting appropriate products, based on therapeutic segments, market sizes and number of competitors manufacturing the products, and by keeping our prices competitive and by providing reliability in the timely delivery, and in the quality, of our products.

EMPLOYEES

As of December 31, 2001, we had 76 employees who are engaged in research and development, quality assurance, quality control, administration, sales and marketing, materials management, facility management and manufacturing and packing. We have approximately doubled the number of our employees when compared to last year. Most of our scientific and engineering employees have had prior experience with pharmaceutical or medical products companies, including Sun Pharma (See "Sun Pharmaceutical Industries Ltd.") A union represents some of the employees of materials management, facility management and manufacturing and packaging departments.

PRODUCT LIABILITY AND INSURANCE

We currently have in force general and product liability insurance, with coverage limits of $5 million per incident and in the aggregate. Our insurance policies provide coverage on a claim made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate to cover our liabilities, should they occur.

ITEM 2. DESCRIPTION OF PROPERTY.

EDC FINANCING

Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned us approximately $9.1 million in 1990 in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"). These funds were used to pay the direct costs of acquiring land and constructing thereon our pharmaceutical manufacturing facility and executive offices. (See "Current Status of Corporation," "Management's Discussion and Analysis or Plan of Operations" and "Note 5 of Notes to Financial Statements.")

On March 1, 1994, the EDC Agreement was amended to extend the maturity date to July 1, 2002. On August 5, 1997, we restructured the loan from the EDC, pursuant to a Second Note and Modification Agreement ("Modification Agreement"), in connection with our default on such loan. Among other things, the Modification Agreement modified the previous note then in effect (the "Note") to provide that the regularly scheduled monthly payments which would otherwise be due and payable during the period from April 1, 1996 through and including January 1, 1999 (the "Deferred Payments") would be deferred until February 1, 1999. On February 1, 1999, we were required to resume making regularly scheduled monthly payments of principal and interest, together with additional payments of principal and interest in an amount sufficient to amortize the total amount of:
(i) the Deferred Payments, and (ii) accrue interest on that portion of the currently outstanding indebtedness that would have been amortized by the Deferred Payments, commencing on the date when due under the terms of the original loan agreement, at the rate set forth in the note over a period of 42 consecutive months commencing on February 1, 1999 and ending on July 1, 2002 ("Additional Payments"). In the event, however, that with respect to the first quarter of operation in which our operating income before federal income taxes plus depreciation exceeds $500,000 on the first day of the six months succeeding such quarter, the regularly scheduled payment required to be made would resume and the Additional Payments would commence, provided, however, that the Additional Payments would be reduced to the amount necessary to amortize the total of the sums set forth in (i) and (ii) above over a 42 month period commencing on the first day of the six months succeeding such quarter. During the month of December 1998 we approached the EDC regarding reconsideration of the repayment terms. We have defaulted on the Modification Agreement and have not made any of the schedule payments. We are currently renegotiating the repayment schedule with the EDC. During 2000 and 2001, while we have been renegotiating with the EDC, we have paid $3.5 million to the EDC. Such payments have not brought us current in our obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. We intend to continue to make payments to the EDC again without prejudice to the rights of the EDC.

The mortgage is a first priority mortgage lien against the property and may not be subordinated to the lien on any other mortgage or encumbrance except as otherwise provided in the Modification Agreement. In addition, Caraco has granted EDC a continuing security interest in all of our assets, accounts, equipment, proceeds thereof, ANDAs and in the products to be provided by Sun to us under its agreement with us. See "Part I - Sun Pharmaceutical Industries Ltd." above. In addition to other covenants, we have agreed that our capital expenditures will not exceed $2 million without the consent of the EDC and that we will not redeem any of our outstanding shares, pay any dividends with respect to our outstanding common shares or merge or consolidate with any other corporation or other entity without the prior written consent of the EDC.

THE FACILITY

Our approximately 71,000 square foot facility, which was designed and constructed to our specifications and completed in 1992, contains our production, packaging, research and corporate office. It is on a four-acre site. The manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar airflow design. This system of airflow provides a measurable control of air borne particulate entrapment in each room. Environmental segregation of individual rooms within a particular zone is accomplished by the use of duct HEPA filter booster fan units that facilitate the isolation and confinement of room activities. These special dynamics provide an added dimension and flexibility in product selection and processing techniques. We believe the facility is suitable and adequate for our current and near term future use. We also believe that our facility is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any litigation, which, individually or in the aggregate, is believed to be material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low bid information for the Corporation's Common Stock for each full quarter from January 1, 2000 through December 31, 2001, as disclosed on the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

       PERIOD                                                 HIGH BID          LOW BID
       ------                                                 ---- ---          --- ---
       Quarter Ended March 31, 2000                           1.1250             0.6875
       Quarter Ended June 30, 2000                            0.9375             0.3281
       Quarter Ended September 30, 2000                       0.5469             0.2656
       Quarter Ended December 31, 2000                        0.4844             0.2031
       Quarter Ended March 31, 2001                           0.5938             0.5156
       Quarter Ended June 30, 2001                            0.7500             0.6000
       Quarter Ended September 30, 2001                       0.6500             0.5700
       Quarter Ended December 31, 2001                        1.1500             0.9700

       As of February 15, 2002 there were approximately 166 holders of the Corporation's Common Stock.

During 2000, certain nonemployee directors of the Corporation earned 1,200 shares of common stock for attending board meetings. The shares of common stock were issued January 2001 pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933. For 2001, certain non-employee directors of the Corporation earned 15,000 shares of common stock for attending board meetings. Such shares have not yet been issued.

DIVIDEND POLICY

The Corporation has not declared or paid any dividends and does not intend to declare or pay any dividends in the foreseeable future. The Corporation intends to employ all available funds in the development of its business. The Corporation's Series A Preferred Stock contains provisions restricting the payment of dividends to the holders of the Common Stock unless the holders of the Series A Preferred Stock have been paid the dividends to which they are entitled. Dividends have been accrued, but not paid, on the Series A Preferred Stock on a cumulative basis since January 1, 1997. In addition the loan agreement with the EDC includes a covenant restricting the payment of dividends during the Deferral Period. (See "Item 2 - EDC Financing.")

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The discussion in the section contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions generally are intended to identify forward-looking statements. The Corporation's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences are identified in "Item 1 - Description of Business - Forward-looking Statements," this section and elsewhere in this report.


OVERVIEW


The Corporation has historically experienced limited sales, operating losses and cash-flow difficulties. During 2000 and 2001, Sun Pharma assisted Caraco in obtaining loans from ICICI Bank Limited and The Bank of Nova Scotia of $5.0 million and $10.0 million. The Corporation utilized the $5.0 million from ICICI Bank Limited during 2000 and the $10.0 million from The Bank of Nova Scotia during 2000 and 2001. Also, Sun Pharma provided a loan of an additional $2.45 million to the Corporation during 2001. The loans were primarily utilized by the Corporation to fund the operations, research and development of new products and finance the increased working capital needs of the Corporation resulting from the increase in the product portfolio following FDA approvals of 3 products during 2001. The Corporation continued its attempt to negotiate with the EDC to restructure its loan which has been in default and continued to pay the EDC $100,000 a month during 2001 (with aggregate payments to the EDC through December 31, 2001, totaling $3.5 million).

FDA COMPLIANCE AND PRODUCT APPROVALS

Towards the end of the 1st and beginning of the 2nd quarters of 2001, the FDA conducted an inspection of the Corporation's facility. During this inspection, the Corporation was found to be substantially in compliance with the cGMP regulations. While the FDA did issue the Corporation an FDA 483 list of observations, the Corporation does not believe they are material. Soon after the inspection, the FDA approved 2 of the then pending 9 ANDAs, and subsequently 1 more ANDA was also approved during 2001. Between January 1, 2002 and February 14, 2002, the FDA approved 2 more ANDAs and granted approvable status to 1 more ANDA; 4 ANDAs are currently pending approval.

The impetus provided by the FDA by finding the facility cGMP compliant, waiver of PAI for the then pending ANDAs and granting of the 3 ANDA approvals prior to the 2001 year-end, has been substantially helpful in increasing sales to a level never reached before by the Corporation.

NET SALES

Net sales for the three months ended December 31, 2001 and 2000 were $2,549,745 and $452,837, respectively, reflecting an increase of almost 463%. This is due to the increased production and marketing of the Corporation's existing products following the achievement of substantial compliance with cGMPs. Net sales for the years ended December 31, 2001 and 2000 were $5,922,431 and $2,377,546, respectively. While this represents a 150% increase over the previous year due to increased production and marketing of the Corporation's existing products, it is still at a low level, which the Corporation hopes to increase in 2002 through new product introductions, increases in sales of existing products and new drug development. During the third quarter, the Corporation began the manufacture and marketing of 2 of the 3 FDA approved products. Although the sales of these products were only a small part of the gross sales during the last six months, the Corporation expects increased sales from these products during 2002.

GROSS PROFIT/ LOSS

The Corporation earned a gross profit of $1,267,876 during the fourth quarter of 2001 as compared to incurring a gross loss of $310,270 during the corresponding period in 2000. The Corporation earned a gross profit of $1,736,372 for the year ended December 31, 2001, compared to a gross loss of $301,354 during the same period of 2000. The improvement was primarily due to higher sales volumes in the current period as compared to those during the corresponding period of 2000 and ability to absorb operational overheads due to higher sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, general and administrative expenses for the year ended December 31, 2001 and December 31, 2000 were $2,680,494 and $2,508,737, respectively, representing a nominal increase of 7%. The increase is primarily due to additional expenses incurred, resulting from increased sales and production levels.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

Research and development expenses of $3,079,804 for the year ended December 31, 2001 were lower by 6.5%, when compared with $3,295,435 incurred during the corresponding period of 2000. However, during 2001, the Corporation did not incur any non-cash expense in relation to shares of common stock issued in exchange for the technology transfer by Sun Pharma. During 2000, such non-cash expenses totaled $221,000.


INTEREST EXPENSE

Interest expense, which was incurred in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as on term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma, was $1,748,922 and $1,555,192, for the years ended December 31, 2001 and 2000, respectively. The increase is primarily the result of higher borrowing levels. Effective April 1, 2001, Sun and its affiliates reduced the rate of interest payable to them from 10% to 8% p.a. Interest income for 2001 and 2000 was $15,385 and $38,010, respectively.

RESULTS OF OPERATIONS

The net losses for the three months ended December 31, 2001 and 2000 were $625,608 and $2,176,844, respectively. This represents a reduction of 71% between the comparable periods. Net losses for the years ended December 31, 2001 and 2000 were $5,757,463 and $7,622,708, respectively. This represents a reduction of 24.4% over the previous year. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) the impact of research and development spending. The losses are lower in the current three-month period and the year as compared to the previous respective periods primarily due to higher sales volumes and better-cost absorption due to increased sales, despite higher interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Corporation had negative working capital of $6,039,331 compared with a negative working capital of $9,107,469 at the corresponding period of 2000. The negative working capital positions for the years ended December 31, 2001 and December 31, 2000 were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed, of which there is no assurance. To enable the Corporation to fund its research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of

India and $10 million from Bank of Nova Scotia. As of December 31, 2001 the Corporation has received $5,000,000 from ICICI Bank of India and $10,000,000 from Bank of Nova Scotia through these credit facilities. Further, the Corporation has received an additional loan of $2,450,000 during the fourth quarter of 2001 from Sun to help the Corporation finance its R&D activities, debt reduction and working capital requirements.

FUTURE OUTLOOK

The Corporation has experienced difficult times in the past. With the Corporation having been found to be in substantial compliance by the FDA with respect to cGMPs during the second quarter of 2001, and also the approvals of 3 ANDAs during 2001 and 2 ANDAs during January 2002, in addition to 1 product getting approvable status during January 2002, management feels that the Corporation's future outlook is brighter. Management's plan for improving profitability, cash flow positions and operations include increased sales (see below) and infusion of additional funding through the issuance of equity. Sun Pharma also continues to remain committed to support the Corporation, as it has in the past.

During 2001, the Corporation has also seen substantial improvements in revenues as compared to the past. Capacity utilizations are improving and costs are being controlled. During 2001, the Corporation has increased net sales to wholesalers to 54% of net sales as compared to 47% during 2000. The Corporation has also increased net sales to distributors to 24% of net sales during 2001 as compared to 17% during 2000. The Corporation has commenced business with a mail order company during the last quarter of 2001, and the net sales to this company constituted 2% of our 2001 sales. The Corporation expects sales and revenues to improve during 2002.

Management's plans for 2002 include:

        -       Continued focus on FDA compliance.

        -       Continued research and development activities.

        - Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

        - Increasing the speed of introduction of new approved products to the market, such as Metformin Hydrochloride and four other pending ANDA products.

        - Achieving operational efficiencies by attaining economies of scale, cost reduction per unit, and cheaper costs for active substances acquired from competitors and/or Sun Pharma.

        - Increasing the width and depth of product portfolio to serve customers effectively.

        - Increasing the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

        - Considering alternative ways of increasing cash flow including developing, manufacturing and marketing ANDAs owned by Sun Pharma.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements included in this report are set forth on the Index to Financial Statements included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information with respect to certain relationships and related transactions are included in the Corporation's definitive Proxy Statement under the Section "Transactions of Directors, Executive Officers and Certain Beneficial Owners with Caraco", which is incorporated herein by reference.

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

10.20 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (5)

10.21        Employment Agreement dated September 22, 1998 with Narendra N.
             Borkar. (7)

10.22        1999 Equity Participation Plan. (8)

10.23 Agreement between ICICI Bank and the Corporation for the term loan of $5 million. (9)

10.24 Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $10 million. (10)

     (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form SB-2, as amended, filed on November 5, 1993, Commission File No. 33-71398C.

     (2) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on March 30, 1995, Commission File no. 0-24676.

     (3) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on March 30, 1996, Commission File no. 0-24676.

     (4) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on March 31, 1997, Commission File No. 0-24676.

     (5) Incorporated by reference from Exhibits to Registrant's Form 10-QSB filed on August 13, 1997, Commission File No. 0-24676.

     (6) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on March 31, 1998, Commission File No. 0-24676.

     (7) Incorporated by reference from Exhibits to Registrant's Form 10-QSB filed on November 13, 1998, Commission File No. 0-24676.

     (8) Incorporated by reference from Exhibit A to Registrant's Proxy Statement filed on April 28, 1999, Commission File No. 0-24676.

     (9) Incorporated by reference from Exhibits to Registrant's Form 10-QSB filed on August 14, 2000, Commission File No. 0-24676.

     (10) Incorporated by reference from Exhibits to Registrants Form 10-KSB filed on March 30, 2001, Commission File No. 0-24676.


(b)      Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February 2002

                                     CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                     By:  /s/Narendra N. Borkar
                                             Narendra N. Borkar
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.

/s/Dilip S. Shanghvi          Chairman of the Board
Dilip S. Shanghvi



/s/Narendra N. Borkar         Director and Chief Executive Officer (Principal
Narendra N. Borkar            Executive Officer and Principal Financial Officer)



/s/Jitendra N. Doshi          Director and Chief Operating Officer
Jitendra N. Doshi



/s/Sailesh T. Desai           Director
Sailesh T. Desai



/s/David A. Hagelstein        Director
David A. Hagelstein

/s/Phyllis Harrison-Ross      Director
Phyllis Harrison-Ross



/s/Jay F. Joliat              Director
Jay F. Joliat



/s/Sudhir V. Valia            Director
Sudhir V. Valia

                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------












                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                    ----------------------------------------





                              FINANCIAL STATEMENTS
                              --------------------

                                       AND
                                       ---

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ------------------------------------

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS



                              FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT

Balance Sheet - December 31, 2001

Statements of Operations for the Years Ended December 31, 2001 and 2000

Statements of Stockholders' Deficit for the Years Ended December 31, 2001 and
2000

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan


We have audited the accompanying balance sheet of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                   REHMANN ROBSON




Troy, Michigan
February 13, 2002

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                  BALANCE SHEET


                                          ASSETS                                                   DECEMBER 31
                                                                                                     2 0 0 1
                                                                                                -------------------
Current assets
     Cash and cash equivalents                                                                  $          241,110
     Accounts receivable, net of allowances of $400,000                                                  1,486,508
     Inventories                                                                                         2,909,055
     Prepaid expenses and deposits                                                                         179,201
                                                                                                -------------------

TOTAL CURRENT ASSETS                                                                                     4,815,874
                                                                                                -------------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                                  197,305
     Buildings and improvements                                                                          6,829,377
     Equipment                                                                                           4,407,323
     Furniture and fixtures                                                                                207,750
                                                                                                -------------------

     Total                                                                                              11,641,755
     Less accumulated depreciation                                                                       4,947,673
                                                                                                -------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                                        6,694,082
                                                                                                -------------------



TOTAL ASSETS                                                                                    $       11,509,956
                                                                                                ===================





The accompanying notes are an integral part of these financial statements.

                           LIABILITIES AND STOCKHOLDERS' DEFICIT                                   DECEMBER 31
                                                                                                     2 0 0 1
                                                                                                ------------------
Current liabilities
     Accounts payable                                                                              $    689,233
     Accounts payable, Sun Pharma                                                                       273,668
     Accrued expenses                                                                                   296,715
     Short-term borrowings                                                                               75,000
     EDC loan payable                                                                                 5,380,000
     Accrued interest                                                                                 4,140,589
                                                                                                   ------------

TOTAL CURRENT LIABILITIES                                                                            10,855,205
                                                                                                   ------------

LONG-TERM LIABILITIES
     Loans payable to financial institutions                                                         15,000,000
     Notes payable to stockholders                                                                    8,300,000
     Preferred stock dividends payable                                                                  300,000
                                                                                                   ------------

TOTAL LONG-TERM LIABILITIES                                                                          23,600,000
                                                                                                   ------------

Total liabilities                                                                                    34,455,205
                                                                                                   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 9 AND 12)

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; authorized 5,000,000 shares,
       issued and outstanding 285,714 Series A shares                                                 1,000,000
     Common stock, no par value; authorized 30,000,000 shares,
       issued and outstanding 21,173,818 shares                                                      32,956,051
     Preferred stock dividends                                                                         (300,000)
     Accumulated deficit                                                                            (56,601,300)
                                                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                         (22,945,249)
                                                                                                   ------------

Total liabilities and stockholders' deficit                                                        $ 11,509,956
                                                                                                   ============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31
                                                                      -----------------------------------------
                                                                           2 0 0 1               2 0 0 0
                                                                      ------------------    -------------------
Net sales                                                             $       5,922,431     $        2,377,546

Cost of goods sold                                                            4,186,059              2,678,900
                                                                      ------------------    -------------------

GROSS PROFIT (DIFFERENTIAL)                                                   1,736,372               (301,354)

Selling, general and administrative expenses                                  2,680,494              2,508,737
Research and development costs                                                3,079,804              3,295,435
                                                                      ------------------    -------------------

OPERATING LOSS                                                               (4,023,926)            (6,105,526)
                                                                      ------------------    -------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                        (1,748,922)            (1,555,192)
     Interest income                                                             15,385                 38,010
                                                                      ------------------    -------------------

OTHER EXPENSE - NET                                                          (1,733,537)            (1,517,182)
                                                                      ------------------    -------------------

NET LOSS                                                              $      (5,757,463)    $       (7,622,708)
                                                                      ==================    ===================

NET LOSS PER BASIC AND DILUTED COMMON SHARE                           $           (0.29)    $            (0.39)
                                                                      ==================    ===================









The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                PREFERRED

                            PREFERRED STOCK              COMMON STOCK            STOCK       ACCUMULATED
                         ----------------------   --------------------------
                          SHARES      AMOUNT        SHARES        AMOUNT        DIVIDENDS     DEFICIT          TOTAL
                         ---------  -----------   -----------  -------------  ------------  -------------  --------------
Balances at
  January 1, 2000         285,714   $1,000,000    18,556,295   $ 31,232,465    $(180,000)  $ (43,221,129)   $(11,168,664)
Preferred stock dividends       -            -             -              -      (60,000)              -         (60,000)
Shares issued in exchange
  for services                  -            -       120,990        103,496            -               -         103,496
Shares issued in exchange
  for retirement of debt        -            -     1,390,000      1,390,000            -               -       1,390,000
Issuance of shares
  to Sun Pharma                 -            -     1,105,333        229,640            -               -         229,640
Net loss                        -            -             -              -            -      (7,622,708)     (7,622,708)
                         ---------  -----------   -----------  -------------  -----------  --------------  --------------

Balances at
  December 31, 2000       285,714    1,000,000    21,172,618     32,955,601     (240,000)    (50,843,837)    (17,128,236)
Preferred stock dividends                                                        (60,000)                        (60,000)
Shares issued in lieu
  of compensation               -            -         1,200            450            -               -             450
Net loss                        -            -             -              -            -      (5,757,463)     (5,757,463)
                         ---------  -----------   -----------  -------------  -----------  --------------  --------------

Balances at
  December 31, 2001       285,714   $1,000,000    21,173,818   $ 32,956,051    $(300,000)  $ (56,601,300)   $(22,945,249)
                         =========  ===========   ===========  =============  ===========  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                            ---------------------------------------
                                                                                 2 0 0 1              2 0 0 0
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $      (5,757,463)   $      (7,622,708)
     Adjustments to reconcile net loss to
       net cash used in operating activities
        Depreciation                                                                  508,682              574,442
        Common shares issued to satisfy interest expense                                    -               86,000
        Common shares issued in exchange for product formula                                -              229,640
        Common shares issued in lieu of compensation                                      450               17,496
        Changes in operating assets and liabilities
          which provided (used) cash:
           Accounts receivable                                                     (1,020,062)            (102,258)
           Inventories                                                             (1,497,134)             293,171
           Prepaid expenses and deposits                                             (115,817)              13,951
           Accounts payable                                                            45,902             (614,134)
           Accrued expenses and interest                                              748,315              681,108
                                                                            ------------------   ------------------
NET CASH USED IN OPERATING ACTIVITIES                                              (7,087,127)          (6,443,292)
                                                                            ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                      (108,531)            (215,459)
                                                                            ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank term loans                                                  6,150,000            8,850,000
     Net short-term borrowings                                                              -               75,000
     Net borrowings (repayments) on loans from stockholders                         2,300,000             (225,000)
     Repayments of EDC loan                                                        (1,200,000)          (2,300,000)
                                                                            ------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           7,250,000            6,400,000
                                                                            ------------------   ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   54,342             (258,751)
Cash and cash equivalents, beginning of year                                          186,768              445,519
                                                                            ------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $         241,110    $         186,768
                                                                            ==================   ==================



The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business

         Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or the "Corporation") was established in Detroit, Michigan to develop, manufacture and market generic and private label prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (FDA) of Abbreviated New Drug Applications
         (ANDA). The Corporation's present product portfolio consists of a limited number of products in certain strengths and package sizes. The Corporation's drugs relate to a variety of therapeutic segments including the central nervous system, cardiology, pain management and diabetes. While other ANDA build-ups have proceeded, the Corporation has generated relatively limited sales revenue through December 31, 2001.

         Over the years, significant sources of funding for the Corporation have been received from private placement offerings, stockholder and financial institution loans and debt financing from the Economic Development Corporation of the City of Detroit (the "EDC"), which loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (see Note 5). During 2001 and 2000, the Corporation also obtained term loans totaling $15 million from two foreign banks.

         The Corporation and a Mumbai, India based specialty pharmaceutical manufacturing company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement, in 1997, whereby Sun Pharma invested $7,500,000 into the common stock of the Corporation, and is required to transfer to the Corporation the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002 in exchange for 544,000 shares of Caraco common stock to be issued for each ANDA product and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. As of December 31, 2001, Sun Pharma has delivered to Caraco the formula for 13 products and owns approximately 48% of the outstanding common stock of the Corporation. In addition to Sun Pharma's equity holdings, the product and technology transfers which include various research and development activities conducted on an ongoing basis by Sun Pharma, loans made directly to and loans guaranteed on behalf of Caraco (see Note 5), in recent years Sun Pharma has also supplied Caraco with certain raw materials (see Note 4) and transferred to Detroit a number of qualified technical and management professionals having pharmaceutical experience. Furthermore, five of the eight Caraco directors are or were affiliated with Sun Pharma. Caraco is substantially dependent on the active involvement and support of Sun Pharma.

         In addition to its substantial dependence on Sun Pharma, the Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation's ability to market its products at reasonable profit margins. In addition to achieving profitable operations, the future success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its ANDAs, develop new products and continue to raise in the near term the necessary funds to keep the Corporation in business.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         Going Concern Assumption

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Corporation has never achieved sales necessary to support operations. The Corporation has, as of December 31, 2001, a stockholders' deficit of $22,945,249. Realization of a major portion of its assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be assured. These factors raise concern about the Corporation's ability to continue as a going concern in the absence of sufficient additional funds, the achievement of profitable operations, and the sustained financial and operating support from Sun Pharma. While management has a basis to reasonably believe that Sun Pharma's substantial investment in Caraco provides Sun Pharma with sufficient economic incentive to continue to assist Caraco in developing its business, and Sun Pharma has expressed its intent to continue to support Caraco's operations in the near term, as it has done in the past, there can be no assurance that such support will, in fact, continue for a period of time sufficient to ensure Caraco's ultimate business success. For example Sun Pharma, which is subject to the prevailing regulatory process in India, may be constrained from fully pursuing its business interests outside of India. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

         Management's plans with regard to improving profitability, cash flows and operations include infusion of additional funding from new investors pursuant to equity offerings planned to be carried out during the first half of 2002. Management's plans also include for 2002:

         -        Continued focus on FDA compliance.

         -        Continued research and development activities.

         - Increased market share for certain existing products and recently introduced new products and enhance customer reach and satisfaction.

         - Attempt to increase the speed of introduction of new approved products to the market, such as Metformin Hydrochloride and four other pending ANDA products.

         - Achieve operational efficiencies by attaining economies of scale, cost reduction per unit, and cheaper costs for active substances acquired from competitors and/or Sun Pharma.

         - Increase the width and depth of product portfolio to serve the customers effectively.

         - Increase the number of products, as well as anticipated volume increases for existing products which, in turn, will improve manufacturing capacity utilization.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         - Considering alternative ways of increasing cash flow including developing, manufacturing and marketing ANDAs owned by Sun Pharma.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, valuation allowances for accounts receivable and the recoverability of the Corporation's property, plant and equipment.

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

         At December 31, 2001 and 2000, options to purchase 2,705,199 and 2,486,155 shares, respectively, were excluded from the computation of loss per share because the options' exercise prices were greater than the average market price of the common shares.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



         The following table sets forth the computation of basic and diluted loss per common share.

                                                              2 0 0 1              2 0 0 0
                                                          ----------------    ---------------
Numerator:

  Loss from continuing operations                         $     5,757,463     $    7,622,708

  Cumulative preferred stock dividends                            300,000            240,000
                                                          ----------------    ---------------
  Loss available for common stockholder                         6,057,463          7,862,708
                                                          ----------------    ---------------

Denominator:

  Weighted average shares outstanding basic
     and diluted                                               21,173,522         19,755,021
                                                          ----------------    ---------------
  Loss per basic and diluted common share                 $           .29     $          .39
                                                          ================    ===============


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

         Federal Income Taxes

         Deferred income tax assets and liabilities are determined based on the difference between the financial statement and federal income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The principal difference between assets and liabilities for financial statement and federal income tax return purposes is attributable to differing depreciation methods and net operating losses.

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

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


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

         Common Stock Issued to Sun Pharma

         Common stock is issued from time to time to Sun Pharma in exchange for the formula for products delivered by Sun Pharma to the Corporation. Research and development costs are recorded based on the fair value of the shares on the date of issuance.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. During its operating history the Company has neither initiated nor completed any business combinations and, accordingly, expects that adoption of the new standard will not have an effect on the Company's financial position or results of operations.

         In June 2001, the FASB also issued Statement No. 142 "Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has no goodwill and, accordingly, adoption of the new standard will not impact the Company's financial statements.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company's results of operations or financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



         Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell, rather than net realizable value. The Company is currently evaluating the effects of adopting Statement No. 144 and at this time cannot predict whether or not its provisions will have a material impact on its financial position or results of operations.


2.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         The Corporation issued 1,476,000 shares of common stock during 2000 in exchange for the satisfaction of $1,390,000 principal and accrued interest on loans from stockholders. Interest expense satisfied in exchange for these shares was $86,000.

         Other Cash Flows Information

         Cash paid for interest for the years ended December 31, 2001 and 2000 was approximately $1,044,000 and $760,000, respectively.


3.       ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances are summarized as follows as of December 31, 2001:

Accounts receivable                                        $    1,886,508
                                                           ---------------
Allowances:
  Doubtful accounts                                                75,000
  Sales returns and allowances                                     42,000
  Price adjustments                                               283,000
                                                           ---------------
Total allowances                                                  400,000
                                                           ---------------
Accounts receivable, net of allowances                     $    1,486,508
                                                           ===============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



4.       INVENTORIES

         Inventories consist of the following amounts at December 31, 2001:

                 Raw materials                             $    1,955,080
                 Work in process                                  719,729
                 Finished goods                                   234,246
                                                           ---------------
                 Total                                     $    2,909,055
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

         During 2001 and 2000, the Corporation purchased approximately $1,138,000 and $707,000, respectively, of its raw materials from Sun Pharma.

         The Corporation also purchased approximately $148,785 of raw materials from an entity owned by a shareholder during 2001.


5.       DEBT (INCLUDING RELATED PARTIES)

         Short-term Borrowings

         Short-term borrowings consist of unsecured draws made in 2000 on a credit facility from Taurus Financial Service Limited. Principal and interest charged at 8% per annum are payable on demand.

         EDC LOAN

         Debt at December 31, 2001 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit (classified as a current obligation of $5,380,000 at December 31, 2001) plus accrued interest thereon, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990, as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

         Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendment included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 vary from 5% to 6.4%, as described in the amendments (effective rate of 6.31% at December 31, 2001).

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


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

         During 2001 and 2000, the Corporation made payments of $1,200,000 and $2,300,000, respectively, to the EDC. All payments on the EDC loan to date have been applied against the principal balance for financial reporting purposes. The Corporation continues to accrue interest. Upon the renegotiation of the debt, some amount may be required to be reclassified between accrued interest and principal. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, of which there can be no assurance, the Corporation expects to then commence making the requisite agreed upon payments.

         Loans Payable

         Loans payable to financial institutions consist of the following obligations as of December 31, 2001:

Term loan payable to ICICI Bank of India, with quarterly principal payments of $625,000 commencing on December 31, 2003 and ending on September 30,
2005. Interest is adjusted semi-annually and is charged at the LIBOR rate plus
140 basis points (effective rate of 3.3% at December 31, 2001), and is due in
quarterly installments.                                                         $     5,000,000

$10 million term loan payable to Bank of Nova Scotia, with semi-annual principal payments of $2,500,000 commencing in February 2004 and ending in
September 2005.  Interest is charged at the LIBOR rate plus 30 basis points (effective rate of 2.2% at December 31, 2000), and is due in quarterly installments.  An additional annual fee is charged, based on the
average outstanding balance at the LIBOR rate plus 125 basis points.                 10,000,000
                                                                                ----------------

Total loans payable                                                             $    15,000,000
                                                                                ================

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         The Corporation incurred approximately $62,500 in bank fees as stipulated in the Bank of Nova Scotia term loan during 2001 and 2000. The Corporation also incurred syndication fees during 2000 of approximately $21,000 in securing these term loans, repayment of which are guaranteed by Sun Pharma.

         Stockholder Notes Payable

         Stockholder notes payable consist of the following obligations as of December 31, 2001:

              Promissory note payable to Sun Pharma with the entire principal balance due                $   7,750,000
              in October 2003.  Interest was charged at 10% per annum through March 31,
              2001, then reduced to 8% thereafter, and is payable in semi-annual installments.

              Promissory note payable to Sun Pharma Global, Inc., a wholly-owned subsidiary of Sun Pharma, with the entire principal balance due in October
              2003. Interest was charged at 10% per annum through March 31, 2001, then
              reduced to 8% thereafter.                                                                        550,000
                                                                                                         --------------
              Total shareholder notes payable                                                            $   8,300,000
                                                                                                         ==============

         Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan.

         Interest incurred on these stockholder notes amounted to $528,608 and $697,363 in 2001 and 2000, respectively. Accrued expenses include approximately $630,000 of accrued interest payable on stockholder notes at December 31, 2001.

         Scheduled maturities of all long-term debt for each of the years preceding December 31, 2001 are summarized as follows:

   Year ended
   December 31                                           Amount
------------------                                 ------------------
      2002                                         $               -
      2003                                                 8,925,000
      2004                                                 7,500,000
      2005                                                 6,875,000
                                                   ------------------
                                                   $      23,300,000
                                                   ==================

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


6.       INCOME TAXES

         At December 31, 2001 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $17,300,000 has been established. Changes in the valuation allowance were approximately $1,930,000 and $1,900,000 in 2001 and 2000, respectively

         At December 31, 2001, net operating loss carryforwards of approximately $51,000,000 are available to offset future federal taxable income. Certain of the net operating losses begin to expire in 2007. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to ownership changes.

7.       STOCKHOLDERS' DEFICIT

         Other Common Stock Issuances (also see Note 2)

         During 2001, the Corporation issued 1,200 shares of common stock to non-employee directors in exchange for services rendered. The Corporation recorded compensation expense of $450 in 2001 based on the fair values of such shares on their issuance dates.

         During 2000, the Corporation issued 1,105,333 shares of common stock, respectively, to Sun Pharma in exchange for the formula for two ANDA products delivered to Caraco. Such shares have been recorded as research and development expense, and have been included in the calculation of the weighted average number of common shares outstanding in the year the respective formula was delivered.

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

         Each share of preferred stock is nonvoting and is convertible, at the option of the holder, into one share of common stock through January 1, 2004. The preferred shares require annual dividends of $0.21 per share on a cumulative basis. Accrued dividends on preferred stock at December 31, 2001 were $300,000. It is not expected that such dividends will be paid in 2002 and, accordingly, the related liability is classified as a noncurrent obligation on the accompanying balance sheet.

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

                                                                   2 0 0 1                    2 0 0 0
                                                         --------------------------  --------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                           Shares        Price         Shares         Price
                                                         ----------  --------------  ----------  --------------
               Outstanding, beginning of year              410,331   $       1.51      546,469   $       1.88

               Granted                                     343,000           0.96            -              -

               Terminated                                  (73,956)         (3.31)    (136,138)          3.38
                                                         ----------  --------------  ----------  --------------
               Outstanding, end of year                    679,375   $       1.03      410,331   $       1.51
                                                         ==========  ==============  ==========  ==============
               Options exercisable, end of year            168,200   $       1.13      174,881   $       2.06
                                                         ==========  ==============  ==========  ==============

         Options at December 31, 2001:

                                                       Options Outstanding                  Options Exercisable
                                                 ------------------------------------       ----------------------
                                                              Remaining
                                                             Contractual    Exercise                      Exercise
               Range of Exercise Prices           Shares        Life *       Price *         Shares        Price *
               ---------------------------       ----------  ------------  ----------       -----------   --------
                  $0.68 to $1.00                   336,375    4.3 years       $ 0.84            71,400     $ 0.94
                  $1.01 to $2.00                   337,000    4.3 years         1.20            90,800       1.18
                  $2.01 to $3.00                     6,000    0.7 years         2.50             6,000       2.50
                                                 ----------  ------------  ----------       -----------   --------
               Total                               679,375    4.3 years       $ 1.03           168,200     $ 1.13
                                                 ==========  ============  ==========       ===========   ========

                  *Weighted average

         Other Common Stock Option Agreements

         The Corporation has issued other stock options outside of the 1999 and 1993 Plans. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:

                                                2 0 0 1                    2 0 0 0
                                     ---------------------------  -----------------------------
                                                      Weighted                      Weighted
                                                       Average                       Average
                                                      Exercise                      Exercise
                                       Shares          Price         Shares           Price
                                     ------------  -------------  -------------  --------------
Outstanding, beginning of year        2,075,824     $      2.11     2,450,824    $        2.00
Granted                                       -               -             -                -
Terminated                              (50,000)            3.5      (375,000)            1.42
                                     ------------  -------------  -------------  --------------
Outstanding, end of year              2,025,824     $      2.08     2,075,824    $        2.11
                                     ============  =============  =============  ==============

Options exercisable, end of year      1,965,824     $      2.12     1,985,824    $        2.18
                                     ============  =============  =============  ==============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


         Options at December 31, 2001:

                                                              Options Outstanding                    Options Exercisable
                                                      --------------------------------------      -----------------------
                      Range of Exercise Prices                        Remaining
                                                                     Contractual    Exercise                      Exercise
                                                         Shares         Life *      Price *          Shares       Price *
                      -----------------------------   ------------  ------------  ----------      ------------   --------
                         $0.66 to $1.00                   250,000     2.8 years      $ 0.75           190,000     $ 0.78
                         $1.01 to $2.00                   799,158     2.5 years        1.48           799,158       1.48
                         $2.01 to $3.00                   666,666     4.3 years        2.63           666,666       2.63
                         $3.01 to $4.00                   310,000     2.4 years        3.50           310,000       3.50
                                                      ------------  ------------  ----------      ------------   --------
                      Total                             2,025,824     3.0 years      $ 2.08         1,965,824     $ 2.12
                                                      ============  ============  ==========      ============   ========

                      *Weighted average

         The Corporation follows the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its outstanding stock options. Had stock compensation expense been determined pursuant to the methodology provided in SFAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions for grants in 2001 would have been employed: expected volatility of 104%, risk free interest rate of 1.7%, and expected lives of 6 years. The proforma effect on operations would have been an increase in the 2001 net loss of approximately $265,000, or $0.01 per common share.

         Strategic Alliance Stock Option Arrangement

         Pursuant to a strategic alliance formalized by an agreement for the acquisition of certain technology with a third-party pharmaceutical company ("Hexal"), the Corporation granted to Hexal, for each product
         (i) a "sign-up" option to purchase 100,000 shares of the Corporation's common stock at a price of $3.50 per share and (ii) a "Product" option to purchase shares at an exercise price of $1.375 as of December 10, 1996, per share, as defined, upon the filing of an ANDA related to each of the two specified generic drugs. Such options may be exercised and payment for shares may be made only out of royalties payable by the Corporation to Hexal for sales, if any, of the related products. Hexal subsequently decided to proceed with the development of only one product. To date, there have been limited sales of the introduced product, but no options have been exercised. At December 31, 2001, royalties payable to Hexal, which are included in accrued expenses, amount to $296,715.


9.       RELATED PARTY LEASES

         The Corporation entered into two noncancelable operating leases during 2000 with Sun Pharma, to lease production machinery. The leases each require quarterly rental payments of $4,245 and expire during 2005.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

         Net rental expense on these operating leases was $33,960 and $21,225 for the years ended December 31, 2001 and 2000, respectively.

         The following is a schedule of annual future minimum lease payments required under the operating leases with remaining noncancelable lease terms in excess of one year as of December 31, 2001:

              Year                                     Amount
              ----                                 --------------
              2002                                 $      33,960
              2003                                        33,960
              2004                                        33,960
              2005                                        12,735
                                                   --------------
              Total minimum payments due           $     114,615
                                                   ==============

         The Corporation additionally paid Sun Pharma approximately $33,500 during 2000 for the purchase of various parts needed to operate production machinery.


10.      RETIREMENT PLAN

         The Corporation established in 2001 a deferred compensation plan qualified under Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees are permitted to contribute up to the maximum allowable amount determined by the Internal Revenue Code. The Corporation may make discretionary matching and profit sharing contributions under the provisions of the Plan. No discretionary contributions were made by the Corporation during 2001.


11.      SALES AND CUSTOMERS

         Major Customers

         Shipments to one wholesale customer accounted for approximately 35% and 17% of sales in 2001 and 2000, respectively. Balances due from this customer represented approximately 40% and 9% of accounts receivable at December 31, 2001 and 2000, respectively.

         Shipments to another customer accounted for approximately 11% and 8% of sales in 2001 and 2000, respectively. Balances due from this customer represented approximately 18% and 4% of accounts receivable at December 31, 2001 and 2000, respectively.

         The loss of either of these customers could have a negative effect on short-term operating results.

         Other

         Net sales in 2001 included approximately $250,000 related to contracted manufacturing activities.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

12.      OTHER MATTERS

         Employment Contracts

         The Corporation has employment agreements with two of its executive officers which provide for fixed annual salaries and a six month continuance including insurance benefits and immediate stock options vesting upon termination without cause. The agreement with one of the executives also provides for six-month salary and benefits continuance in the event of a change in ownership control of the Corporation and a significant change in employment duties.

         Litigation

         The Corporation is involved in routine litigation incidental to its business. Management believes the resolution of these matters will not materially affect the financial statements.



                                    * * * * *