Form 10QSB
period 2002-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2002-04-23
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED March 31, 2002

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

Yes [X]           No [ ]


Common Stock outstanding at April 22, 2002 - 21,438,818 shares

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                             UNAUDITED BALANCE SHEET

---------------------------------------------------------------------------------
                              PARTICULARS                                 MARCH
                                                                        31, 2002
---------------------------------------------------------------------------------
                                 ASSETS
Current assets
  Cash and cash equivalents                                          $     54,228
  Accounts receivables, net of allowances of $500,000                   2,468,305
  Inventories                                                           3,185,218
  Prepaid expenses and deposits                                           172,412
                                                                     ------------
                                   Total current assets                 5,880,163
                                                                     ------------

Property, plant and equipment - at cost
  Land                                                                    197,305
  Building and improvements                                             6,953,706
  Equipment                                                             4,591,043
  Furniture and fixtures                                                  210,250
  Total                                                                11,952,303
  Less: accumulated depreciation                                        5,055,881
Net property, plant & equipment                                         6,896,422

                                                                     ------------
                                       Total assets                  $ 12,776,585
                                                                     ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                   $    937,240
  Accrued expenses                                                        388,561
  Accrued interest                                                      1,128,991
  Short Term Borrowings                                                    75,000
  EDC debt classified as current                                        8,044,034
                                                                     ------------
                                Total current liabilities              10,573,826
                                                                     ------------

Long-term liabilities
  Notes payable to stockholders                                         9,700,000
  Loans Payable                                                        15,000,000
  Preferred stock dividends payable                                       315,000
                                                                     ------------
                               Total long-term liabilities             25,015,000
                                                                     ------------

                                                                     ------------
                                    Total liabilities                  35,588,826
                                                                     ------------

Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;           1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;            33,623,301
   issued and 21,438,818 outstanding  shares
  Preferred stock dividends                                              (315,000)
  Accumulated deficit                                                 (57,120,542)
                                                                     ------------
                               Total stockholders' deficit            (22,812,241)
                                                                     ------------

                                                                     ------------
                       Total liabilities and stockholders' deficit   $ 12,776,585
                                                                     ============

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------
                   PARTICULARS                       QUARTER ENDED
                                                       MARCH 31,

                                                  2002           2001
                                                  ----           ----
------------------------------------------------------------------------
Net Sales                                       3,301,959    $   942,778
Cost of goods sold                              1,847,547        938,894
Gross profit                                    1,454,412          3,884

Selling, general & administrative expenses        754,655        656,785
Research & development costs                      850,873        547,973

                                              -----------    -----------
Operating loss                                   (151,116)    (1,200,874)
                                              -----------    -----------

Other income (expense)
  Interest expense                               (369,067)      (467,142)
  Interest income                                     940         14,525
                                              -----------    -----------
Other expense - net                              (368,127)      (452,616)
                                              -----------    -----------

                                              -----------    -----------
Net loss                                         (519,243)   $(1,653,491)
                                              -----------    -----------

                                              -----------    -----------
Net loss per basic and diluted common share   $     (0.03)   $     (0.09)
                                              -----------    -----------


See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                             PARTICULARS                                       Quarter ended March 31,
                                                                                2002           2001
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                  $  (519,243)   $(1,653,491)
  Adjustments to reconcile net loss to
  net cash used in operating activities
         Depreciation                                                           108,649        128,338
         Common Shares issued for compensation                                   17,250              -

  Changes in operating assets and liabilities which provided (used) cash:
         Accounts receivable                                                   (981,797)      (140,972)
         Inventories                                                           (276,162)        26,586
         Prepaid expenses and deposits                                            6,789        (73,266)
         Accounts payable                                                       (25,661)       (30,654)
         Accrued expenses & Interest                                            (70,983)        70,183
                                                                            -----------    -----------
Net cash used in operating activities                                        (1,741,157)    (1,673,276)
                                                                            -----------    -----------

Cash flows from investing activities:
                                                                            -----------    -----------
  Purchases of property, plant and equipment                                   (310,987)        (5,331)
                                                                            -----------    -----------


Cash flows from financing activities:
  Proceeds from long-term debt                                                        -      2,150,000
  Proceeds from Sale of Shares in Private Placement                             650,000              -
  Net Short-term repayments                                                           -        (50,000)
  Payments to EDC                                                              (184,736)      (300,000)
  Net Loans received from Shareholders                                        1,400,000              -
                                                                            -----------    -----------
Net cash provided from financing activities                                   1,865,264      1,800,000
                                                                            -----------    -----------

Net increase/(decrease)   in cash and cash equivalents                         (186,880)       121,393
Cash and cash equivalents, beginning of period                                  241,110        186,768

                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $    54,228    $   308,161
                                                                            ===========    ===========

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
       UNAUDITED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE QUARTER ENDED
                            MARCH 31, 2002 AND 2001

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      PREFERRED
                                   PREFERRED STOCK             COMMON STOCK            STOCK        ACCUMULATED
                                  SHARES      AMOUNT        SHARES        AMOUNT      DIVIDENDS       DEFICIT           TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2001                 285,714  $ 1,000,000    21,172,618    32,955,600   $ (240,000)   $ (50,843,838)   $ (17,128,238)
Preferred dividend                                                                      (15,000)                        (15000.00)
Net loss                                                                                              (1,653,491)     (1653491.19)
                                ---------  -----------    ----------    ----------   -----------   --------------   --------------
Balance at March 31, 2001         285,714  $ 1,000,000    21,172,618  $ 32,955,599   $ (255,000)   $ (52,497,329)   $ (18,796,730)
                                =========  ===========    ==========  ============   ===========   ==============   ==============

Balance at
  January 1, 2002                 285,714    1,000,000    21,173,818    32,956,051     (300,000)     (56,601,300)     (22,945,249)
Preferred dividend                                                                      (15,000)               -    $     (15,000)
Issuances of common stock                                     15,000        17,250                                  $      17,250
to Directors as compensation
Issuances of common stock
under private placement                                      250,000       650,000                                  $     650,000
Net loss                                                                                                (519,243)   $    (519,243)
                                ---------  -----------    ----------  ------------   -----------   --------------   --------------
Balance at March 31, 2002         285,714  $ 1,000,000    21,438,818  $ 33,623,301   $ (315,000)   $ (57,120,542)   $ (22,812,242)
                                =========  ===========    ==========  ============   ===========   ==============   ==============

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

The balance sheet as of March 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 2001 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.       ORGANIZATION AND NATURE OF BUSINESS

Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" or "the Corporation" which is also referred to as we, us or our) is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic drugs for the ethical (prescription) and over-the-counter
(non-prescription or "OTC") markets.

A generic drug is a pharmaceutical product, which is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics are well accepted for substitution of brand products as they sell at a discount to the branded product's price and for their equivalence in quality and bioavailability.

A significant source of our funding has been from private placement offerings and loans. Sun Pharmaceutical Industries, Ltd., a specialty pharmaceutical corporation organized under the laws of India ("Sun Pharma"), which owns 48% of our outstanding shares, has contributed equity capital and has advanced us loans. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. (See "Current Status of the Corporation" and "Sun Pharmaceutical Industries, Ltd." below.) Our manufacturing facility and executive offices were constructed pursuant to a $9.1 million loan in 1990 from the Economic Development Corporation of the City of Detroit (the "EDC"). (See "Current Status of the Corporation" and "Mortgage Note" below.)

3.       CURRENT STATUS OF THE CORPORATION

The Corporation has never achieved sales necessary to support operations. During the first quarter of 2002 we continued to sustain operating losses. At March 31, 2002, we had a stockholders' deficit of $22,812,240. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations, the outcome of which cannot be determined at the present time. We have continued to be dependent on the support of Sun Pharma. See "Sun Pharmaceutical Industries, Ltd." and "Item 6. Management's Discussion and Analysis or Plan of Operations." We received 2 ANDA approvals and 1 ANDA approvable status during the first quarter of 2002. See "Caraco's Products and Product Strategy" below. We also filed one more ANDA application to the FDA during the first quarter of 2002, bringing the total pending approvals up to 6, including 1 ANDA granted approvable status.

4.       COMPUTATION OF LOSS PER SHARE

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

The weighted average number of common shares outstanding (basic and diluted) for the periods ended March 31, 2002 and March 31, 2001 were 21,242,874 and 21,172,618 respectively.

5.       MORTGAGE NOTE

EDC Loan

Debt at March 31, 2002 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

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

The Corporation's note payable to the EDC (classified as a current obligation) stands at $8,044,034 as at March 31, 2002. We have reconciled the principal balance outstanding with the EDC as of March 31, 2002 and we have reclassified the loan and accrued interest thereon. We have been paying $100,000 per month since February 1999 and in aggregate $3.8 million through March 31, 2002 to the EDC. Based on certain assumptions, we have allocated the payment of $300,000 during the first quarter of 2002 made to the EDC between principal and interest. While such payments have brought us current in our interest obligation to the EDC, they have not brought us current in our obligations to the EDC as per the renegotiated terms of the Corporation's 1997 restructured loan. Accordingly, the EDC may exercise all remedies available to it for the Corporation's failure to make the scheduled payments. We intend to continue to make monthly payments of $100,000 to the EDC, again without prejudice to the rights of the EDC. The Corporation has recently submitted a proposal to the EDC to restructure the loan.


6.       SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

On October 15, 1998 Sun Pharma also made a loan to us of $5.3 million at an annual interest rate of 10% (which loan was amended to provide Sun Pharma with a security interest subordinated to the loan of the EDC). The rate of interest on the loan from Sun Pharma has been reduced from 10% to 8% effective April 1, 2001. During 2001, Sun pharma loaned us an additional $2.45 million at an interest rate of 8%. During the first quarter of 2002, Sun loaned us an additional $1.4 million. The loans mature and are due and payable on October 15, 2003. Prior to this, an affiliate of Sun Pharma made a loan to the Corporation of $650,000 at an annual interest rate of 10%. We repaid $100,000 of principal on this loan during 2001. The interest rate on this loan has also been reduced by the affiliate from 10% to 8% effective April 1, 2001.

The current Stockholder Notes Payable consist of the following obligations as of March 31, 2002:

8% Promissory note payable to Sun Pharma, principal balance           $9,150,000
payable in full in October 2003, with interest payable
semi-annually.

8% promissory note payable to Sun Pharma Global, Inc., a              $  550,000
wholly owned subsidiary of Sun Pharma.

                                                                      ----------

Shareholders Notes due                                                $9,700,000
                                                                      ==========

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

In August 1997, we entered into an agreement (the "Products Agreement"), whereby Sun Pharma is required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002. We exchange 544,000 shares of our common stock for each ANDA product (generally when a bio-equivalency study is successfully completed) and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. The products provided to us from Sun Pharma are selected by mutual agreement. As of March 31, 2002, Sun Pharma has delivered to us the formula for 13 products. Sun Pharma owns approximately 48% of our outstanding common stock. No decision has been made as to whether to extend the Products Agreement past its termination date in August 2002.

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


7.       CARACO'S PRODUCT AND PRODUCT STRATEGY

Our present product portfolio includes 12 products in 20 strengths in 42 package sizes. We are currently marketing all 12 products. Our drugs relate to a variety of therapeutic segments including the central nervous system, cardiology, pain management and diabetes.

We have submitted 11 ANDAs to the FDA for approval since August 1997, including 1 filed during the first quarter of 2002. Of these 11 ANDAs, the FDA approved three during 2001 and two during the first quarter of 2002. One ANDA has been granted approvable status by the FDA during the first quarter of 2002. We filed 1 ANDA to the FDA during the first quarter of 2002. Accordingly, we have 6 pending ANDAs, including 1 ANDA granted approvable status (most of which, we believe, will be approved by 2002 year-end). Of the 11 ANDAs, Sun Pharma has transferred the technology for 9 of them to us pursuant to our products agreement. (See "Sun Pharmaceutical Industries, Ltd.")

Our strategy has been to analyze the marketplace and try to determine opportunities depending on a particular product's potential market and the number of competitors vying for that market.

8.       TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of March 31, 2002, has received proceeds in the amount of $5 million with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

9.       TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation had obtained a term loan of $10 million from the Bank of Nova Scotia with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of March 31, 2002 has received proceeds in the amount of $10 million with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005. The Corporation received an increase in the term loan of $2.5 million from the Bank of Nova Scotia during the first quarter of 2002. The Corporation has not utilized any portion of these funds during the first quarter.

10.      COMMON STOCK ISSUANCES

During the first quarter ended March 31, 2002, the Corporation issued 15,000 shares of common stock to the directors as compensation for attendance at board and committee meetings held during 2001. In addition, during the first quarter of 2002, 250,000 shares of common stock have been issued by the Corporation for cash of $650,000 pursuant to a private placement to accredited investors. The Corporation did not issue any shares of common stock during the first quarter of 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report, other than the historical financial and business information, may contain forward looking statements. Those statements include statements regarding the intent, belief, and current expectation of the Company. The statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include: (i) that the information is of a preliminary nature and may be subject to further adjustment;
(ii) inability to renegotiate and extend the Company's loan with the Economic Development Corporation; (iii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iv) governmental restrictions on the sale of certain products; (v) dependence on key personnel; (vi) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors;
(vii) market and customer acceptance and demand for new pharmaceutical products,
(viii) availability of raw materials, (ix) timing and success of product development and launch (x) integrity and reliability of the Company's data; and
(xi) other risks identified in this report and identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

NET SALES

Net sales for the three months ended March 31, 2002 and 2001 were $3,301,959 and $942,778, respectively, reflecting an increase of almost 250%. This is due to the increased production and marketing of the Corporation's existing products following the achievement of substantial compliance with cGMPs. While this increase is substantial over the previous period due to increased production and marketing of the Corporation's existing products, it is still at a low level, which the Corporation hopes to increase in the coming quarters of 2002 through new product introductions, increases in sales of existing products and new drug development. Currently, the Corporation manufactures and markets all of the five ANDAs, which were approved by the FDA during 2001, and the first quarter of 2002.

GROSS PROFIT

The Corporation earned a gross profit of $1,454,413 during the first quarter of 2002 as compared to a nominal gross profit of $3,884 during the corresponding period in 2001. The improvement was primarily due to higher sales volumes in the current period as compared to those during the corresponding period of 2001 and ability to absorb operational overheads due to higher sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, general and administrative expenses for the three months ended March 31, 2002 and March 31, 2001 were $754,655 and $656,785, respectively, representing an increase of 19%. The increase is primarily due to additional expenses incurred, resulting from increased sales and production levels.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

Research and development expenses of $850,873 for the first quarter ended March 31, 2002 were higher by 55%, when compared with $547,973 incurred during the corresponding period of 2001. The increase is primarily due to additional expenses incurred on new product development, including bio-study costs for two products during the first quarter of 2002.

INTEREST EXPENSE

Interest expense, which was incurred in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as on term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma, was $369,067 and $467,142, for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to lower LIBOR rate despite increase in the higher borrowing levels. Effective April 1, 2001, Sun and its affiliates reduced the rate of interest payable to them from 10% to 8% p.a. Interest income for the corresponding periods of 2002 and 2001 was $940 and $14,525, respectively.

RESULTS OF OPERATIONS

The net losses for the three months ended March 31, 2002 and 2001 were $519,241 and $1,653,491, respectively. This represents a reduction of 69% between the comparable periods. The operating losses are directly related to (1) net sales, which were inadequate to absorb the fixed costs of the Corporation's operational expenses and (2) the impact of higher research and development spending. The losses are lower in the current three-month period as compared to the previous respective periods primarily due to higher sales volumes and better-cost absorption due to increased sales.

A number of uncertainties exist that may influence the Corporation's future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, the EDC loan not being restructured, government restrictions on sale of certain products, obtaining new FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Corporation had negative working capital of $4,693,664 compared with a negative working capital of $8,562,955 at the corresponding period of 2001. The negative working capital positions as of March 31, 2002 and 2001, respectively were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed, of which there is no assurance. To enable the Corporation to fund its research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $10 million from Bank of Nova Scotia. As of March 31, 2002 the Corporation has received $5,000,000 from ICICI Bank of India and $10,000,000 from Bank of Nova Scotia through these credit facilities. Further, the Corporation has received an additional loan of $2,450,000 during the fourth quarter of 2001 and $1,400,000 during the first quarter of 2002 from Sun to help the Corporation finance its R&D activities, debt reduction and working capital requirements. The Corporation has also received an increase of $2.5 million in its line of credit loan from Bank of Nova Scotia during March 2002. We have not utilized any portion of the line of credit as at March 31, 2002. In addition, during the first quarter of 2002, 250,000 shares of common stock have been issued by the Corporation for cash of $650,000 pursuant to a private placement to accredited investors.

FDA

We underwent FDA inspections during March and April of 2001 and we were found to be in substantial compliance with cGMPs. Although we did receive an FDA 483, we do not believe the observations are material. Subsequent to the inspection of the facility, the FDA has granted its approval of 3 of our ANDA products during 2001. In May 2001, the FDA provided us with a letter waiving pre-approval inspections ("PAI") for the then pending ANDA submissions. Through February 15, 2002, the FDA has approved 2 more of our ANDAs and has accorded approvable status to 1 ANDA. We also filed 1 more ANDA application during the 1st quarter of 2002 with the FDA. The total numbers of FDA approvals accorded to us to date are 5 ANDAs and 1 approvable ANDA. The number of pending ANDA submissions now stand at 6 including 1 ANDA which the FDA granted approvable status.

FUTURE OUTLOOK

The Corporation has experienced difficult times in the past. With the Corporation having been found to be in substantial compliance by the FDA with respect to cGMPs during the second quarter of 2001, and also with the approvals of 5 ANDAs during 2001 and 2002, in addition to 1 product getting approvable status during January 2002, management feels that the Corporation's future outlook is brighter. Management's plan for improving profitability, cash flow positions and operations include increased sales (see below) and infusion of additional funding through the issuance of equity. Sun Pharma also continues to remain committed to support the Corporation, as it has in the past.

During 2002, the Corporation has seen substantial improvements in revenues as compared to the past. Capacity utilizations are improving and costs are being controlled. The Corporation expects sales and revenues to improve during 2002.

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



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Although the Corporation has made payments of $3,800,000 to date to the Economic Development Corporation (EDC) ($300,000 during the first quarter of 2002), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NOT APPLICABLE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS

A.       There are no exhibits to be filed as part of this report
B.       There were no Form 8-Ks filed during the first quarter of 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                          By:  /s/ Narendra N. Borkar
                                             ------------------------
                                          Narendra N. Borkar
                                          Chief Executive Officer and
                                          principal financial officer)

Dated:  April 22, 2002