Form 10QSB
period 2002-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2002-07-22
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED June 30, 2002

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

Yes [X]           No [ ]


Common Stock outstanding at July 19, 2002 - 21,823,818 shares

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                             UNAUDITED BALANCE SHEET


                                 PARTICULARS                           June 30, 2002
                                                                       --------------

                                   ASSETS
Current assets
  Cash and cash equivalents                                            $      132,604
  Accounts receivables, net of allowances of $1,347,000                     4,067,466
  Inventories                                                               3,754,751
  Prepaid expenses and deposits                                               277,881
                                                                       --------------
                            Total current assets                            8,232,702
                                                                       --------------

Property, plant and equipment - at cost
  Land                                                                        197,305
  Building and improvements                                                 7,126,690
  Equipment                                                                 5,198,816
  Furniture and fixtures                                                      221,495
                                                                       --------------
  Total                                                                    12,744,306
  Less: accumulated depreciation                                            5,175,449
                                                                       --------------
Net property, plant & equipment                                             7,568,857
                                                                       --------------

                                                                       --------------
                                Total assets                           $   15,801,559
                                                                       ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                     $    1,105,189
  Accrued expenses                                                            868,347
  Technology Transfer cost payable                                          1,251,200
  Accrued interest                                                            668,961
  EDC debt classified as current                                            7,823,741
                                                                       --------------
                          Total current liabilities                        11,717,438
                                                                       --------------

Long-term liabilities
  Notes payable to stockholders                                             9,700,000
  Loans Payable                                                            15,900,000
  Preferred stock dividends payable                                           330,000
                                                                       --------------
                         Total long-term liabilities                       25,930,000
                                                                       --------------

                                                                       --------------
                              Total liabilities                            37,647,438
                                                                       --------------

Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;               1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                34,665,301
   issued and 21,823,818 outstanding  shares
  Subscriptions in Advance                                                      7,520
  Preferred stock dividends                                                  (330,000)
  Accumulated deficit                                                     (57,188,700)
                                                                       --------------
                         Total stockholders' deficit                      (21,845,879)
                                                                       --------------

                                                                       --------------
                 Total liabilities and stockholders' deficit           $   15,801,559
                                                                       ==============


See accompanying notes

             CARACO PHARMACEUTICAL LABORATORIES LIMITED
                 UNAUDITED STATEMENTS OF OPERATIONS


PARTICULARS                                                    SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                   30-JUN                          30-JUN
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
                                                               $               $               $                $
Net Sales                                                   8,929,408       1,867,330       5,627,449         924,552
Cost of goods sold                                          4,413,468       1,839,358       2,565,921         896,580
                                                         ------------    ------------    ------------    ------------
Gross profit                                                4,515,940          27,972       3,061,528          24,088

Selling, general & administrative expenses                  1,309,300       1,149,072         663,295         600,936
R&D Cost Non-cash                                           1,251,200               -       1,251,200               -
R&D Cost Other                                              1,571,502       1,237,201         720,630         689,228

Depreciation                                                  227,776         254,341         119,126         145,692
                                                         ------------    ------------    ------------    ------------
Operating Profit / (Loss)                                     156,162      (2,612,643)        307,277      (1,411,768)
                                                         ------------    ------------    ------------    ------------

Interest
  Interest expense                                           (745,982)     (1,006,343)       (376,915)       (539,201)
  Interest income                                               2,420          12,203           1,481          (2,322)
                                                         ------------    ------------    ------------    ------------
Net Interest Expense                                         (743,562)       (994,140)       (375,434)       (541,523)
                                                         ------------    ------------    ------------    ------------

                                                         ------------    ------------    ------------    ------------
Net Profit / (Loss)                                          (587,400)     (3,606,783)        (68,157)     (1,953,291)
                                                         ------------    ------------    ------------    ------------

                                                         ------------    ------------    ------------    ------------
Net loss per basic and diluted common share                     (0.03)          (0.17)          (0.00)          (0.09)
                                                         ------------    ------------    ------------    ------------


See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                       PARTICULARS                                              Six Months ended June 30,
                                                                                  2002             2001
                                                                               ------------    ------------

Cash flows from operating activities:
  Net loss                                                                     $   (587,400)   $ (3,606,783)
                                                                               ------------    ------------
  Adjustments to reconcile net loss to
  net cash used in operating activities
         Depreciation                                                               227,776         254,341
         Common Shares issued for compensation                                       34,500              --
         Common Shares to be issued for R&D Cost                                  1,251,200              --

  Changes in operating assets and liabilities which provided (used) cash:
         Accounts receivable                                                     (2,580,958)       (200,851)
         Inventories                                                               (845,696)       (497,820)
         Prepaid expenses and deposits                                              (98,680)       (107,758)
         Accounts payable                                                           142,288         636,645
         Accrued expenses and Interest                                               (8,389)        377,124
                                                                               ------------    ------------
Net cash used in operating activities                                            (2,465,359)     (3,145,102)
                                                                               ------------    ------------
Cash flows from investing activities:
                                                                               ------------    ------------
  Purchases of property, plant and equipment                                     (1,102,637)        (13,073)
                                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                      900,000       3,650,000
  Proceeds from Sale of Shares in Private Placement                               1,692,000              --
  Advance for Stock Option Exercise                                                   7,520              --
  Net Short-term repayments                                                         (75,000)        (50,000)
  Payments to EDC                                                                  (465,028)       (600,000)
  Net Loans received from Shareholders                                            1,400,000              --
                                                                               ------------    ------------
Net cash provided from financing activities                                       3,459,492       3,000,000
                                                                               ------------    ------------
Net decrease in cash and cash equivalents                                          (108,506)       (158,176)
Cash and cash equivalents, beginning of period                                      241,110         186,768

                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $    132,604    $     28,592
                                                                               ============    ============


See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
              UNAUDITED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                          PREFERRED
                                          PREFERRED STOCK                      COMMON STOCK                 STOCK
                                    SHARES             AMOUNT             SHARES           AMOUNT         DIVIDENDS
                                 --------------    --------------    --------------    --------------   --------------

Balance at
  January 1, 2001                       285,714    $    1,000,000        21,172,618        32,955,600   $     (240,000)
Preferred dividend                                                                                             (30,000)
Net loss
                                 --------------    --------------    --------------    --------------   --------------
Balance at June 30, 2001                285,714    $    1,000,000        21,172,618    $   32,955,600   $     (270,000)
                                 ==============    ==============    ==============    ==============   ==============

Balance at
  January 1, 2002                       285,714         1,000,000        21,173,818        32,956,051         (300,000)
Preferred dividend                                                                                             (30,000)
Issuances of common stock                                                    15,000            17,250
to Directors as compensation
Issuances of common stock
under private placement                                                     635,000         1,692,000
Advance for subscription for
stock option exercise                                                                           7,520
Net loss
                                 --------------    --------------    --------------    --------------   --------------
Balance at June 30, 2002                285,714    $    1,000,000        21,823,818    $   34,672,821   $     (330,000)
                                 ==============    ==============    ==============    ==============   ==============



                                  ACCUMULATED
                                    DEFICIT            TOTAL
                                 --------------    --------------

Balance at
  January 1, 2001                $  (50,843,838)   $  (17,128,238)
Preferred dividend                                        (30,000)
Net loss                             (3,606,783)       (3,606,783)
                                 --------------    --------------
Balance at June 30, 2001         $  (54,450,621)   $  (20,765,021)
                                 ==============    ==============

Balance at
  January 1, 2002                   (56,601,300)   $  (22,945,249)
Preferred dividend                           --           (30,000)
Issuances of common stock                                  17,250
to Directors as compensation
Issuances of common stock
under private placement                                 1,692,000
Advance for subscription for
stock option exercise                                       7,520
Net loss                               (587,400)         (587,400)
                                 --------------    --------------
Balance at June 30, 2002         $  (57,188,700)   $  (21,845,879)
                                 ==============    ==============


See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

The balance sheet as of June 30, 2002 and the related statements of operations, stockholders' deficit and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the 2001 Caraco Pharmaceutical Laboratories, Ltd., Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of a major portion of the assets is dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations.

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

A significant source of our funding has been from private placement offerings and loans. Sun Pharmaceutical Industries, Ltd., a specialty pharmaceutical corporation organized under the laws of India ("Sun Pharma"), which owns 46% of our outstanding shares, has contributed equity capital and has advanced us loans. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. (See "Current Status of the Corporation" and "Sun Pharmaceutical Industries, Ltd." below.) Our manufacturing facility and executive offices were constructed pursuant to a $9.1 million loan in 1990 from the Economic Development Corporation of the City of Detroit (the "EDC"). (See "Current Status of the Corporation" and "Mortgage Note" below.)

3.       CURRENT STATUS OF THE CORPORATION

The Corporation has historically never achieved sales necessary to support its operations, however, during the second quarter of 2002, the Corporation has almost achieved sales necessary to support operations. We have earned an operating profit of $156,162 for the six months ended June 30, 2002 and for the second quarter of 2002 we have earned an operating profit of $307,277. After interest costs, we have incurred a nominal loss of $587,400 for the six months ended June 30, 2002 and $68,157 for the three months ended June 30, 2002. At June 30, 2002, we had a stockholders' deficit of $21,845,879. We have continued to be dependent on the support of Sun Pharma, but the financial support has reduced during the second quarter due to the increased revenues and higher cash flows from operations during the second quarter of 2002. See "Sun Pharmaceutical Industries, Ltd." and "Item 2. Management's Discussion and Analysis "Management's Discussion and Analysis of Financial Conditions and Results of Operations". We received 3 ANDA approvals during the first six months of 2002. See "Caraco's Products and Product Strategy" below. We also filed two more ANDA applications to the FDA during the first six months of 2002, bringing the total pending approvals up to 6.

4.       COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic weighted average number of common shares outstanding for the periods ended June 30, 2002 and June 30, 2001 were 21,470,033 and 21,172,618 respectively. The diluted weighted average number of common stock outstanding for the period ending June 30, 2002 was 22,773,764. There was no dilution for the period ended June 30, 2001.

5.       MORTGAGE NOTE

EDC Loan

Debt at June 30, 2002 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

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

As a condition of the deferral, the EDC was provided additional security on all the Corporation's assets, accounts, equipments, proceeds and ANDAs. In addition, the Corporation is required to comply with several additional financial and operating covenants which include, limiting capital expenditures made to under $2 million during the deferral period, and abstaining from share redemption, payment of dividends, mergers and consolidations, without the consent of the EDC.

The Corporation's note payable to the EDC (classified as a current obligation) stands at approximately $7.8 million as at June 30, 2002. We have been paying $100,000 per month since February 1999 and in aggregate $4.1 million through June 30, 2002 to the EDC. While such payments have brought us current in our interest obligation to the EDC, they have not brought us current in our obligations to the EDC as per the renegotiated terms of the Corporation's 1997 restructured loan. Accordingly, the EDC may exercise all remedies available to it for the Corporation's failure to make the scheduled payments. We intend to continue to make monthly payments of $100,000 to the EDC, again without prejudice to the rights of the EDC. The Corporation had submitted a proposal to the EDC to restructure the loan. The proposal is under review by the EDC.


6.       SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

Further, Sun Pharma has made loans to us, the details of which as of June 30, 2002, are given below:

8% Promissory note payable to Sun Pharma, principal balance             $  5,300,000
payable in full in October 2003, with interest payable
semi-annually.

8% Additional Loan payable to Sun Pharma, principal balance             $  3,850,000
payable, with interest payable quarterly

8% promissory note payable to Sun Pharma Global, Inc., a                $    550,000
wholly owned subsidiary of Sun Pharma, payable by October 2003 with interest payable semi-annually.
                                                                        ------------

Shareholders Notes due                                                  $  9,700,000
                                                                        ============

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

In August 1997, we entered into an agreement (the "Products Agreement"), whereby Sun Pharma is required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002. Sun Pharma earns 544,000 shares of our common stock for each ANDA product (generally when a bio-equivalency study is successfully completed) and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. The products provided to us from Sun Pharma are selected by mutual agreement. As of June 30, 2002, Sun Pharma has delivered to us the technology for 12 products (10 ANDA's and 2 DESI's). Sun Pharma owns approximately 46% of our outstanding common stock. However, at the present time, management is in renegotiations with Sun Pharma to seek an extension of the Products Agreement.

In connection with the technology transfer, Sun Pharma has established a Research and Development Center in Mumbai with a staff of 30 persons, including PhDs, pharmacy graduates, analytical chemists and regulatory professionals. Sun Pharma primarily performs development work for us at this laboratory.

Sun Pharma supplies us with certain raw materials and also the machinery and equipments to increase production. Sun has also provided us with qualified technical professionals. Twenty-one of our technical professional employees were former Sun Pharma employees.

7.       CARACO'S PRODUCT AND PRODUCT STRATEGY

Our present product portfolio includes 13 products in 22 strengths in 44 package sizes. We are currently marketing all 13 products. The products are intended to treat a variety of disorders including the following: hypertension, arthritis, seizures, epilepsy, diabetes and pain management.

To date, we have filed 14 ANDAs to the FDA. Of these, we have received the approvals for 8 ANDAs and we have 6 ANDAs pending approval. We also have 5 DESI products.

8.       TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of June 30, 2002, has received proceeds in the amount of $5 million with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

9.       TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation had obtained a term loan of $10 million from the Bank of Nova Scotia with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation as of June 30, 2002 has received the full $10 million with interest payments due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005. The Corporation received an increase in the term loan of $2.5 million from the Bank of Nova Scotia during the first quarter of 2002. The Corporation did not utilize any portion of these funds during the first quarter. During the second quarter of 2002, the Corporation has received $0.9 million from the Bank of Nova Scotia.

================================================================================
10.      COMMON STOCK ISSUED AND TO BE ISSUED

During the first six months ended June 30, 2002, the Corporation issued 15,000 shares of common stock to the directors as compensation for attendance at board and committee meetings held during 2001. Also, the Corporation has recorded the expense and liability for common stock issuances for 15,000 shares of common stock to be issued to the directors as compensation for attendance at Board and committee meetings held during the first six months of 2002. In addition, during the first six months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors. Sun Global has earned 1,088,000 shares of common stock for 2 product technology transfers during the first six months of 2002. Although the common stock has not yet been issued, the Corporation has recorded the expense and liability for such technology transfer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report, other than the historical financial and business information, may contain forward looking statements. Those statements include statements regarding the intent, belief, and current expectation of the Corporation. The statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include: (i) that the information is of a preliminary nature and may be subject to further adjustment;
(ii) inability to renegotiate and extend the Corporation loan with the Economic Development Corporation; (iii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iv) governmental restrictions on the sale of certain products; (v) dependence on key personnel; (vi) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors;
(vii) market and customer acceptance and demand for new pharmaceutical products,
(viii) availability of raw materials, (ix) timing and success of product development and launch (x) integrity and reliability of the Corporation's data; and (xi) other risks identified in this report and identified from time to time in the Corporation reports and registration statements filed with the Securities and Exchange Commission.

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

NET SALES

Net sales for the six months ended June 30, 2002 and 2001 were $8,929,408 and $1,867,330, respectively, reflecting an increase of almost 378%. Net Sales for the three months ended June 30, 2002 and 2001 were $5,627,449 and $924,552, respectively, reflecting and increase of almost 509%. The increase is due to the higher production and marketing of the Corporation's existing and newly approved products following the achievement of substantial compliance with cGMPs. While this increase is substantial over the previous period, it is still at a low level, which the Corporation hopes to increase in the last two quarters of 2002 through new product introductions, and increases in sales of existing and newly approved products. Currently, the Corporation manufactures and markets all of the six ANDAs, which were approved by the FDA during 2001 and the first six months of 2002. The sales of the ANDA products have contributed appreciably to the gross sales during the first six months of 2002. The Corporation expects sales from these products during 2002 to increase even further.

GROSS PROFIT

The Corporation earned a gross profit of $4,515,939 during the six months ended June 30, 2002 as compared to a nominal gross profit of $27,972 during the corresponding period in 2001. For the three months ended June 30, 2002 and 2001, the Corporation earned a gross profit of $3,061,527 and $24,089, respectively. The improvement was primarily due to higher sales volumes with improved margins due to product mix in the current period as compared to those during the corresponding period of 2001 and ability to absorb operational overheads due to higher sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, general and administrative expenses for the six months ended June 30, 2002 and June 30, 2001 were $1,309,300 and $1,149,072, respectively, representing an increase of 14%. For the three months ended June 30, 2002 and 2001, the Selling, general administrative expenses were $663,295 and $600,396, respectively. The increase is primarily due to additional expenses incurred, resulting from increased production levels.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

Cash Research and development expenses of $1,571,502 for the six months ended June 30, 2002 were higher by 27%, when compared with $1,237,201 incurred during the corresponding period of 2001. Cash Research and development expenses of $720,630 for the three months ended June 30, 2002 were higher by 5%, when compared with $689,228 incurred during the corresponding period of 2001. The Corporation has incurred non-cash Research and development expenses (technology transfer cost) of $1,251,200 for the 1,088,000 shares of common stock issuable to Sun Pharma Global for 2 product transfers made to the Corporation during the first six months of 2002. There was no similar expense for the corresponding period of 2001.

DEPRECIATION EXPENSE

The Corporation has incurred depreciation expense of $227,776 for the first six months of June 30, 2002 as compared to $254,341 incurred in the corresponding period of 2001. Depreciation for the three months ended June 30, 2002 was $119,126 and $145,692, respectively.

INTEREST EXPENSE

Interest expense, which was incurred in connection with the Corporation's mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as on term loans granted to the Corporation by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma, was $745,982 and $1,006,343, for the six months ended June 30, 2002 and 2001, respectively. The interest expense for the three months ending June 30, 2002 and 2001 were $376,915 and $539,201, respectively. The decrease is due to lower LIBOR rate despite increase in the higher borrowing levels. Effective April 1, 2001, Sun and its affiliates reduced the rate of interest payable to them from 10% to 8%. Interest income for the six months ended June 30 of 2002 and 2001 was $2,420 and $12,203, respectively.

RESULTS OF OPERATIONS

The net loss for the six months ended June 30, 2002 and 2001 was $587,400 and $3,606,783, respectively reflecting a reduction of almost 84%. The net loss for the three months ended June 30, 2002 and 2001 was $68,157 and $1,953,291, respectively representing a reduction of 96% between the comparable periods. The net losses are directly related to (1) net sales, which were inadequate to absorb the interest costs of the Corporation and (2) the impact of higher non-cash technology transfer cost of $1,251,200. The significantly lower losses in the current six-month and three-month periods as compared to the previous respective periods are primarily due to significantly higher sales volumes and better-cost absorption due to increased sales.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Corporation had negative working capital of $3,467,486 compared with a negative working capital of $8,897,986 at the corresponding period of 2001. The negative working capital positions as of June 30, 2002 and 2001, respectively were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed, of which there is no assurance. The Corporation had submitted a proposal to the EDC for the restructuring of the loan, which is under review by the EDC. To enable the Corporation to fund its research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $12.5 million from Bank of Nova Scotia. As of June 30, 2002 the Corporation has received $5,000,000 from ICICI Bank of India and $10,900,000 from Bank of Nova Scotia through these credit facilities. Further, the Corporation has received an additional loan of $2,450,000 during the fourth quarter of 2001 and $1,400,000 during the first quarter of 2002 from Sun to help the Corporation finance its R&D activities, debt reduction and working capital requirements.

In addition, during the first six months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors.

FDA

We underwent FDA inspections during March and April of 2001 and we were found to be in substantial compliance with cGMPs. Although we did receive an FDA 483, we do not believe the observations are material. Subsequent to the inspection of the facility, the FDA has granted its approval of 3 of our ANDA products during 2001. In May 2001, the FDA provided us with a letter waiving pre-approval inspections ("PAI") for the then pending ANDA submissions. Through June 30, 2002, the FDA has approved 3 more of our ANDAs. We also filed 2 more ANDA applications during the first six months of 2002 with the FDA. The total numbers of FDA approvals accorded to us to date are 8 ANDAs and the number of pending ANDA submissions now stands at 6.

FUTURE OUTLOOK

The Corporation has experienced difficult times in the past. With the Corporation having been found to be in substantial compliance by the FDA with respect to cGMPs during the second quarter of 2001, and also with the approvals of 6 ANDAs during 2001 and 2002, management feels that the Corporation's future outlook is brighter. Management's plan for improving profitability, cash flow positions and operations include increased sales (see below) and infusion of additional funding through the issuance of equity. Sun Pharma also continues to remain committed to support the Corporation, as it has in the past.

During 2002, the Corporation has seen substantial improvements in revenues as compared to the past. Capacity utilizations are improving and costs are being controlled. The Corporation expects sales and revenues to improve during 2002.

Management's plans for the remainder of 2002 include:

         o        Continued focus on FDA compliance.

         o        Continued research and development activities.

         o Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

         o Increasing the speed of introduction of new approved products to the market, such as Metformin Hydrochloride and Tramadol Hydrochloride and six other pending ANDA products.

         o Achieving operational efficiencies by attaining economies of scale, cost reduction per unit, and cheaper costs for active substances acquired from competitors and/or Sun Pharma.

         o Increasing the width and depth of product portfolio to serve customers effectively.

         o Increasing the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

         o Considering alternative ways of increasing cash flow including developing, manufacturing and marketing ANDAs owned by Sun Pharma.

         o        Renegotiation of the products agreement with Sun Pharma.

         o        Restructuring of the EDC Loan.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           NONE

ITEM 2.  CHANGES IN SECURITIES

                  During the first six months of 2002, the Corporation issued, pursuant to a private placement, an aggregate of 635,000 shares of common stock for an aggregate purchase price of $1.69 million to five accredited investors. No underwriting commission or discounts were paid with respect to the sales of these unregistered securities. The above sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, ("the Securities Act") as transactions by an issuer not involving a public offering and Regulation D of the Securities Act.

                  In addition, in connection with 2 ANDA product transfers, during the first six months of 2002, from Sun Global to the Corporation pursuant to that certain products agreement dated August 1997 between Sun Pharma and the Corporation, Sun Global earned 1,088,000 shares of common stock. Such shares have not yet been issued. No underwriting commission or discounts were paid with respect to the issuance of these shares. Such unregistered shares will be issued in reliance on Section 4(2) and Regulation D of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  The Corporation has not made the required scheduled payments to the EDC since February 1999. While the Corporation has made payments of $4,100,000 to date to the Economic Development Corporation (EDC) ($600,000 during the first six months of 2002), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments have been made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual meeting of the Shareholders of the Corporation was held on June 3, 2002 in Detroit, Michigan for the purposes of electing two directors for three year terms expiring in 2005 and upon the election and qualification of their successors.

                  The results of the election were as follows:

NAME OF THE DIRECTOR                                  VOTES FOR                      VOTES AGAINST
DAVID A. HAGELSTEIN                                  20,322,642                         17,845

SHAILESH T. DESAI                                    20,322,642                         17,945

         The names of the other directors and their remaining terms are as follows:

NAME OF THE DIRECTOR                                                   TERM
Dilip S. Shanghvi                                                      2003
Narendra N. Borkar                                                     2004
Jitendra N. Doshi                                                      2003
Phyllis Harrison-Ross                                                  2004
Jay F. Joliat                                                          2003
Sudhir V. Valia                                                        2004

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

A.       There are no exhibits to be filed as part of this report

B.       There were no Form 8-Ks filed during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                        By:  /s/ NARENDRA N. BORKAR
                                           -------------------------------------
                                        Narendra N. Borkar
                                       (Chief Executive Officer and
                                        Principal Financial Officer)

Dated:  July 19, 2002