Form 10QSB
period 2002-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2002-10-22
CIK 887708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED September 30, 2002

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

Yes [X]           No [  ]


Common Stock outstanding at October 21, 2002 -- 22,911,818 shares

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                             UNAUDITED BALANCE SHEET


                                        PARTICULARS                    September 30, 2002
-----------------------------------------------------------------------------------------
                                          ASSETS
Current assets
  Cash and cash equivalents                                               $    348,026
  Accounts receivable, net of allowances                                     3,462,066
  Inventories                                                                4,781,706
  Prepaid expenses and deposits                                                356,760
                                                                          ------------
                                   Total current assets                      8,948,559
                                                                          ------------

Property, plant and equipment - at cost
  Land                                                                         197,305
  Building and improvements                                                  7,215,990
  Equipment                                                                  5,280,018
  Furniture and fixtures                                                       221,495
                                                                          ------------
  Total                                                                     12,914,808
  Less: accumulated depreciation                                             5,296,244
                                                                          ------------
Net property, plant & equipment                                              7,618,563
                                                                          ------------

                                       Total assets                       $ 16,567,122
                                                                          ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                        $  1,625,794
  Accrued expenses                                                           1,022,337
  Technology transfer cost payable                                                  --
  Accrued interest                                                             399,443
  EDC debt classified as current                                             7,777,741
                                                                          ------------
                                 Total current liabilities                  10,825,315
                                                                          ------------

Long-term liabilities
  Notes payable to principal stockholders                                    9,700,000
  Loans payable                                                             15,900,000
  Preferred stock dividends payable                                            345,000
                                                                          ------------
                                Total long-term liabilities                 25,945,000
                                                                          ------------

                                     Total liabilities                      36,770,315
                                                                          ------------
Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;                1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;                 35,916,500
   issued and 22,911,818 outstanding  shares
  Subscriptions in advance                                                       7,520
  Preferred stock dividends                                                   (345,000)
  Accumulated deficit                                                      (56,782,213)
                                                                          ------------
                                Total stockholders' deficit                (20,203,193)
                                                                          ------------

                        Total liabilities and stockholders' deficit       $ 16,567,122
                                                                          ============


See accompanying notes

                   CARACO PHARMACEUTICAL LABORATORIES LIMITED
                       UNAUDITED STATEMENTS OF OPERATIONS

                      PARTICULARS                                  NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                        30-SEP                                  30-SEP
                                                                2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                   $                 $                   $                  $
Net Sales                                                     14,828,849          3,372,686          5,899,441          1,505,356
Cost of goods sold                                             7,448,809          2,904,191          3,035,340          1,064,833
                                                             -----------        -----------        -----------        -----------
Gross profit                                                   7,380,041            468,495          2,864,102            440,523

Selling, general & administrative expenses                     2,299,631          1,772,452            990,331            623,381
R&D cost to affiliate                                          1,251,200                 --                 --                 --
R&D cost other                                                 2,541,449          1,934,456            969,947            697,256

Depreciation                                                     348,571            382,599            120,795            128,258
                                                             -----------        -----------        -----------        -----------
Operating profit / (loss)                                        939,189         (3,621,013)           783,028         (1,008,371)
                                                             -----------        -----------        -----------        -----------

Interest
  Interest expense                                            (1,130,898)        (1,524,843)          (384,917)          (518,500)
  Interest income                                                 10,798             14,000              8,377              1,797
                                                             -----------        -----------        -----------        -----------
Net interest expense                                          (1,120,102)        (1,510,843)          (376,539)          (516,703)
                                                             -----------        -----------        -----------        -----------

Net profit / (loss)                                             (180,913)        (5,131,857)           406,488         (1,525,074)
                                                             -----------        -----------        -----------        -----------

Net (loss) / income per basic and diluted common share             (0.01)             (0.17)              0.02              (0.09)
                                                             -----------        -----------        -----------        -----------



See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                               PARTICULARS                                      Nine Months ended September 30,
                                                                                   2002                 2001
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                      $  (180,913)       $(5,131,857)
  Adjustments to reconcile net loss to
  net cash used in operating activities
         Depreciation                                                               348,571            382,650
         Common Shares issued in lieu of cash for compensation                       17,250                 --
         Common Shares issued for R&D cost                                        1,251,200                 --

  Changes in operating assets and liabilities which provided (used) cash:
         Accounts receivable                                                     (1,975,558)          (726,953)
         Inventories                                                             (1,872,650)          (512,297)
         Prepaid expenses and deposits                                             (177,559)          (165,107)
         Accounts payable                                                           662,893            725,474
         Accrued expenses and Interest                                              (63,783)           592,896
                                                                                -----------        -----------

Net cash used in operating activities                                            (1,990,549)        (4,835,195)
                                                                                -----------        -----------

Cash flows from investing activities:

  Purchases of property, plant and equipment                                     (1,273,055)           (70,890)
                                                                                -----------        -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                                      900,000          5,450,000
  Proceeds from Sale of Shares in Private Placement                               1,692,000                 --
  Advance for Stock Option Exercise                                                   7,520                 --
  Net Short-term repayments                                                         (75,000)           (50,000)
  Payments of EDC debt                                                             (554,000)          (900,000)
  Net Loans received from Shareholders                                            1,400,000            300,000
                                                                                -----------        -----------
Net cash provided from financing activities                                       3,370,520          4,800,000
                                                                                -----------        -----------

Net increase / (decrease) in cash and cash equivalents                              106,916           (106,085)
Cash and cash equivalents, beginning of period                                      241,110            186,768
                                                                                -----------        -----------

Cash and cash equivalents, end of period                                        $   348,026        $    80,684
                                                                                ===========        ===========


See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
              UNAUDITED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                          PREFERRED
                                        PREFERRED STOCK            COMMON STOCK             STOCK       ACCUMULATED
                                       SHARES      AMOUNT       SHARES        AMOUNT      DIVIDENDS       DEFICIT         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2001                      285,714  $ 1,000,000   21,172,618    32,955,600   $ (240,000)  $ (50,843,838)  $ (17,128,238)
Preferred dividend                                                                          (45,000)                        (45,000)
Net loss                                                                                                 (5,131,857)     (5,131,857)
                                       -------  -----------   ----------  ------------   ----------   -------------   -------------
Balance at September 30, 2001          285,714  $ 1,000,000   21,172,618  $ 32,955,600   $ (285,000)  $ (55,975,695)  $ (22,305,095)
                                       =======  ===========   ==========  ============   ==========   =============   =============


Balance at
  January 1, 2002                      285,714    1,000,000   21,173,818    32,956,050     (300,000)    (56,601,300)  $ (22,945,250)
Preferred dividend                                                                          (45,000)              -         (45,000)
Issuances of common stock                                         15,000        17,250                                       17,250
to Directors as compensation in lieu
of cash
Issuances of common stock
under private placement                                          635,000     1,692,000                                    1,692,000
Issuances of common stock
for product technology transfers                               1,088,000     1,251,200                                    1,251,200
to affiliate
Advance for subscription for
stock option exercise                                                            7,520                                        7,520
Net loss                                                                                                   (180,913)       (180,913)
                                       -------  -----------   ----------  ------------   ----------   -------------   -------------
Balance at September 30, 2002          285,714  $ 1,000,000   22,911,818  $ 35,924,020   $ (345,000)  $ (56,782,213)  $ (20,203,193)
                                       =======  ===========   ==========  ============   ==========   =============   =============

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

The balance sheet as of September 30, 2002 and the related statements of operations, stockholders' deficit and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


2.       ORGANIZATION AND NATURE OF BUSINESS

Caraco Pharmaceutical Laboratories Ltd. ("Caraco" or "the Corporation" which is also referred to as we, us or our), engaged in the business of developing, manufacturing and marketing generic drugs for the ethical (prescription) and over-the-counter (non-prescription or "OTC") markets.

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

To date, we have submitted 14 ANDAs to the Food and Drug Administration ("FDA"). Of these, we have received approvals for 10 ANDAs, of which 2 product approvals were received near the end of the third quarter of 2002; we have 4 ANDAs pending approval. We also have 5 DESI products.

A significant source of our funding has been from private placement offerings and loans. Sun Pharmaceutical Industries, Limited, a specialty pharmaceutical corporation organized under the laws of India ("Sun Pharma"), which owns 49% of our outstanding shares has contributed equity capital and has advanced us loans. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. (See "Current Status of the Corporation" and "Sun Pharmaceutical Industries, Ltd." below.) Our manufacturing facility and executive offices were constructed pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the "EDC"). (See "Current Status of the Corporation" and "Mortgage Note" below.)

3.       CURRENT STATUS OF THE CORPORATION

Since inception through March 31, 2002, the Corporation never achieved sales necessary to support its operations. However, during the second and third quarters of 2002, the Corporation achieved sales necessary to support its operations. We have earned an operating profit of $939,189 for the nine months ended September 30, 2002 and for the third quarter of 2002 we have earned an operating profit of $783,028. We incurred operating losses of $3,621,013 and $1,008,371 during the same periods in 2001. After interest costs, we have incurred a nominal loss of $180,913 for the nine months ended September 30, 2002 and a small net profit of $406,488 for the three months ended September 30, 2002. During the same period in 2001, we incurred a loss of $5,131,857 for the nine months ended September 30, 2001 and a net loss of $1,525,074 for the three months ended September 30, 2002. At September 30, 2002, we had a stockholders' deficit of $20,203,193 as compared to a deficit of $22,305,095 at September 30, 2001. We have continued to be dependent on the support of Sun Pharma, but the financial support is reduced due to the increased revenues and higher cash flows from internal operations during the second and third quarters of 2002. See "Sun Pharmaceutical Industries, Ltd." and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We received 5 ANDA approvals during the nine months ended September 30, 2002. See "Caraco's Products and Product Strategy" below. We also filed two more ANDA applications with the FDA during the first nine months of 2002, bringing the total pending approvals up to 4.


4.       COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average number of common shares outstanding for the periods ended September 30, 2002 and September 30, 2001 were 21,593,243 and 21,172,618 respectively.


5.       MORTGAGE NOTE

EDC Loan

Debt at September 30, 2002 includes a note payable to the Economic Development Corporation of the City of Detroit ("EDC") related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990 as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

Effective April 2, 1993, and subsequently on August 5, 1997, the Corporation and the EDC of the City of Detroit restructured the Agreement discussed above. The amendments included the deferral of scheduled principal and interest payments until February 1, 1999, at which time additional deferred principal and interest due under the terms of the original agreement were required in amounts sufficient to amortize the total deferred amount through July 2002. Additionally, the amendment included a reduction in the stipulated interest rate from the inception of the loan through 1993 from 10% to 8.5%. The interest rates from 1994 through July 2002 varied from 5% to 6.3% as described in the amendments.

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

The Corporation's note payable to the EDC (classified as a current obligation) stands at approximately $7.8 million as at September 30, 2002. We have been paying $100,000 per month since February 1999 and in aggregate $4.4 million through September 30, 2002 to the EDC. While such payments have brought us current in our interest obligation to the EDC, they have not brought us current in our obligations to the EDC as per the renegotiated terms of the Corporation's 1997 restructured loan. We intend to continue to make monthly payments of $100,000 to the EDC, without prejudice to the rights of the EDC to exercise all remedies available to it for failure to make the scheduled payments.

The Corporation had submitted a proposal in April of 2002 to the EDC to restructure the loan. Based on a resolution passed at a meeting of the Board of Directors of the EDC on September 25, 2002, the EDC approved a six year extension of the loan of approximately $7.8 million, with interest rates starting at 2.75% and increasing to 5.16%. Under the approval, the EDC would retain a first mortgage on our property, and a first lien on our furniture, fixtures and equipment and intellectual property. The EDC resolution, which provides that the transaction must be completed by January 1, 2003, will not become effective until a definitive agreement incorporating the above terms has been agreed to by the parties.


6.       SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

Further, Sun Pharma has made loans to us, the details of which as of September 30, 2002, are given below:

8% Promissory note payable to Sun Pharma, principal balance          $5,300,000
payable in full in October 2003, with interest payable semi-annually.

8% Additional Loan payable to Sun Pharma, principal balance          $3,850,000
payable in full in August 2006, with interest payable quarterly.

8% promissory note payable to Sun Pharma Global, Inc., a               $550,000
wholly owned subsidiary of Sun Pharma, payable by October 2003
with interest payable semi-annually.                                 ----------

Notes payable to principal stockholders                              $9,700,000
                                                                     ==========

Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Furthermore, Sun Pharma and Sun Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

In August 1997, we entered into an agreement (the "Products Agreement"), whereby Sun Pharma was required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002. We exchange 544,000 shares of our common stock for each technology transfer of an ANDA product (generally when a bio-equivalency study is successfully completed) and 181,333 shares for each technology transfer of a DESI (Drug Efficacy Study Implementation) product. The products provided to us from Sun Pharma are selected by mutual agreement. As of September 30, 2002, Sun Pharma has delivered to us the technology for 12 products (10 ANDA's and 2 DESIs). Sun Pharma owns approximately 49% of our outstanding common stock. The Products Agreement has expired, however, at the present time, management is in negotiations with Sun Pharma to enter into a new products agreement.

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

7.       TERM LOAN FROM ICICI BANK

The Corporation had obtained a term loan of $5 million from ICICI Bank of India with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay loans and meet working capital requirements. The Corporation, as of September 30, 2002, has received proceeds in the amount of $5 million with interest payments due quarterly. Quarterly principal payments are scheduled, to be made from December 2003 through September 2005.

8.       TERM LOAN FROM BANK OF NOVA SCOTIA

The Corporation had obtained term loans of $10.9 million from the Bank of Nova Scotia, out of a total commitment of $12.5 million with the support of Sun Pharma. This term loan has been used to finance research and development activities, upgrade facilities, repay other loans and meet working capital requirements. As of September 30, 2002 payments of interest are due quarterly. Semi-annual principal payments are scheduled to be made from February 2004 through September 2005.

9.       COMMON STOCK ISSUANCES

During the nine months ended September 30, 2002, the Corporation issued 15,000 shares of common stock to the directors as compensation for attendance at board and committee meetings held during 2001. Also, the Corporation has recorded the expense and liability for common stock issuances for 15,000 shares of common stock to be issued to the directors as compensation for attendance at Board and committee meetings held during the first nine months of 2002. In addition, during the first nine months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors. We have issued to Sun Global 1,088,000 shares of common stock for 2 product technology transfers during the first nine months of 2002.

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

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales for the nine months ended September 30, 2002 and 2001 were $14,828,849 and $3,372,686, respectively, reflecting an increase of almost 340%. Net sales for the three months ended September 30, 2002 and 2001 were $5,899,441 and $1,505,356, respectively, reflecting an increase of almost 292% over the previous similar period. The increase is due to the higher production and marketing of our existing and newly approved products following the achievement of substantial compliance with cGMPs. While this increase is substantial over the previous period, net sales are still at a low level, which we plan to increase in the last quarter of 2002 through new product introductions, increases in sales of existing and newly approved products and new drug development. Currently, we manufacture and market six of the eight ANDAs which were approved by the FDA during 2001 and the first nine months of 2002 (2 ANDAs were approved during the third quarter of 2002). Net sales of these newly approved products were almost 40% of total net sales for the nine months ended September 30, 2002 and almost 75% of total net sales for the three months ended September 30, 2002. The majority of the net sales increase from sales of new products were from net sales of Metformin Hydrochloride (33% of net sales for the nine months ended September 30, 2002 and 60% of net sales for the three months ended September 30, 2002), and Tramadol Hydrochloride (7% of net sales for the nine months ended September 30, 2002 and 12.7% of net sales for the three months ended September 30, 2002).

Net sales have also improved for the following reasons:

     - Net sales of Metoprolol Tartrate have increased significantly to $4.72 million during the first nine months of 2002 as compared to $1.13 during the same period of 2001 and to $1.36 million for the three months ended September 30, 2002 as compared to $.55 million for the same period of 2001.
     - We have been successful in obtaining larger sales contracts in 2002 with an agency of the U.S. government and with one large mail order company, however, the sales of Metformin Hydrochloride to such agency have been made at lower sales margins. (See discussion on "Gross Profit" below)
     - With our larger base of products, we have been able to attract both new customers as noted above, and larger orders.

GROSS PROFIT. We earned a gross profit of $7,448,809 and $2,864,102 during the nine months and three months ended September 30, 2002 as compared to a gross profit of $468,495 and $440,523 during the corresponding periods in 2001. The improvement was primarily due to higher sales volumes with improved margins due to product mix in the current periods as compared to those during the corresponding periods of 2001 and ability to absorb operational overheads due to higher sales.

As a result of increased sales, the gross profit margin has also improved when comparing the gross profit margins for the three and nine-month periods ending September 30, 2002 and 2001. The increases were the result of:

     - Change in sales mix to higher profit margin products such as Metroprolol Tartrate, Tramadol Hydrochloride and Oxaprozin.
     - Reduction in manufacturing costs due to increased batch sizes. For example, Metoprolol Tartrate batch sizes have increased by approximately four fold.
     - Improved efficiency in the overall manufacturing process associated with higher utilization of plant capacity.
     - Utilization during the third quarter of $1.25 million of equipment installed during the nine months ended September 30, 2002.

Gross profit margin for the nine months ended September 30, 2002 was 49% as compared to almost 54% for the six months ended June 30, 2002. This reduction in gross profit margin is primarily attributable to the lower prices charged for bulk sales of, and an increase in raw material costs (by almost 25% as compared to the six months ended September 30, 2002) of, Metformin Hydrochoride.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2002 and September 30, 2001 were $2,299,631 and $1,772,452 respectively, representing an increase of 30%. Selling, general and administrative expenses have effectively decreased down to 15.5% of net sales during the nine months ended September 30, 2002 from almost 53% of net sales during the same period in 2001. Selling, general and administrative expenses for the three months ended September 30, 2002 and September 30, 2001 were $990,331 and $623,381 respectively, representing an increase of 58%.

The actual increase of approximately $337,000 was due to additional professional costs ($125,000) primarily in connection with the ongoing negotiations of a new product agreement with Sun Pharma, costs of introducing new products into the market ($50,000), additional sales personnel ($25,000), increases in the salaries of sales and administrative staff ($45,000), recording of variable compensation expense on stock options granted and extended to a director ($90,000) and costs associated with development of improved services and quality measures to customers.

RESEARCH AND DEVELOPMENT EXPENSES. Cash research and development expenses of $2,541,449 for the nine months ended September 30, 2002 were higher by 31% when compared with $1,934,456 incurred during the corresponding period of 2001. We incurred non-cash research and development expenses (technology transfer cost) of $1,251,200 for the 1,088,000 shares of common stock issuable to Sun Pharma Global for 2 product transfers made to us during the first nine months of 2002. There was no similar expense for the corresponding period of 2001. The major reason for the additional cash research and development expenses were the costs for three bio-study projects under way, which have total costs of approximately $300,000 each. We recorded expenditures towards these projects of approximately $430,000 during the nine months ended September 30, 2002 or 71% of total additional costs. Further, we recorded cost of raw material of $84,000 for R&D purposes for one of the projects currently undergoing bio-equivalency studies. Cash research and development expenses of $969,947 for the three months ended September 30, 2002 were higher by 39% when compared with $697,256 incurred during the corresponding period of 2001. There were no non-cash research and development expenses for these periods. The major reasons for the additional cash research and development expenses were biostudy costs of almost $190,000 and Raw Material costs of $84,000.

DEPRECIATION EXPENSE. We incurred depreciation expense of $348,571 for the first nine months of September 30, 2002 as compared to $382,599 incurred in the corresponding period of 2001. We incurred depreciation expense of $120,795 for the three months ended September 30, 2002 as compared to $128,258 in the corresponding period of 2001.

INTEREST EXPENSE. Interest expense, which was incurred in connection with our mortgage obligation to the EDC, interest on notes payable to Sun Pharmaceutical and Sun Global as well as on term loans granted to us by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharmaceutical, was $1,130,898 and $1,524,843, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the amount of interest is due to a lower LIBOR rate, on the loans from ICICI Bank of India and Bank of Nova Scotia, despite increase in the higher borrowing levels. Effective April 1, 2001, Sun Pharmaceutical and its affiliates reduce the rate of interest payable to them from 10% to 8%.

RESULTS OF OPERATIONS. The net losses for the nine months ended September 30, 2002 and 2001 were $180,913 and $5,131,857, respectively, reflecting a reduction of almost 97%. The net losses for the nine month periods are directly related to net sales, which were inadequate to absorb our interest costs and the impact of higher non-cash technology transfer cost of $1,251,200 recorded during the nine months ended June 30, 2002. We had a net profit of $406,488 for the quarter ended September 30, 2002 compared to a net loss of $1,525,074 for the corresponding period in 2001. The significantly lower losses in the current nine-month and three-month periods as compared to the previous respective periods are primarily due to significantly higher sales volumes and better-cost absorption due to increased sales and an improved product mix. Also, the utilization in the third quarter ended September 30, 2002 of $1.25 million of new equipment installed during the nine months ended September 30, 2002 helped to improve production.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Corporation had negative working capital of $1,876,757 compared with a negative working capital of $8,252,566 at the corresponding period of 2001. The negative working capital positions as of September 30, 2002 and 2001 respectively were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed. To enable the Corporation to fund its research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $12.5 million from Bank of Nova Scotia. As of September 30, 2002 the Corporation has received $5,000,000 from ICICI Bank of India and $10,900,000 from Bank of Nova Scotia through these credit facilities. Further, the Corporation has received an additional loan of $2,450,000 during the fourth quarter of 2001 and $1,400,000 during the first quarter of 2002 from Sun to help the Corporation finance its R&D activities, debt reduction and working capital requirements. The Corporation has not borrowed any funds during the three months ended September 30, 2002 as compared to $1,800,000 during the same period of 2001. The cash generated out of the operations have been sufficient to run the operations of the Corporation as well as repay the EDC debt.

In addition, during the first six months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors.

FDA

We underwent FDA inspections during March and April of 2001 and we were found to be in substantial compliance with cGMPs. Although we did receive an FDA 483, we do not believe the observations are material. We had filed 9 ANDA applications at that time with the FDA for approvals. Subsequent to the inspection of the facility, the FDA granted its approval of 3 of our ANDA products during 2001. In May 2001, the FDA provided us with a letter waiving pre-approval inspections for the then pending ANDA submissions. Through September 30, 2002, the FDA has approved 5 more of our ANDAs. We also filed 1 ANDA application in 2001 and 2 more ANDA applications during the first nine months of 2002 with the FDA. The total numbers of FDA approvals accorded to us to date are 10 ANDAs and the number of pending ANDA submissions now stands at 4.

FUTURE OUTLOOK

The Corporation has experienced difficult times in the past. With the Corporation having been found to be in substantial compliance by the FDA with respect to cGMPs during the second quarter of 2001, and also with the approvals of 8 ANDAs during 2001 and 2002, management feels that the Corporation's future outlook is brighter. Management's plan for improving profitability, cash flow positions and operations include increased sales (see below) and infusion of additional funding through the issuance of equity. Sun Pharma also continues to remain committed to support the Corporation, as it has in the past.

During 2002, the Corporation has generated substantial improvements in revenues as compared to the past. Capacity utilizations are improving and costs are being controlled. The Corporation expects revenues to improve during 2002 and continue to improve into 2003.

Management's plans for the remainder of 2002 include:
         -        Continued focus on FDA compliance.

         -        Continued research and development activities.

         - Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

         - Speedy introduction of new approved products to the market, such as Meperidine Hydrochloride and Ticlopidine Hydrochloride.

         - Striving to capture larger market share for existing products like Metformin Hydrocloride and Metoprolol Tartrate.

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

         -        Speedy restructuring of the EDC Loan.

         - Locating and utilizing facilities of contract-manufacturers to enhance production and therefore sales.

         - Finalizing a new product agreement between Sun Pharma Global, a wholly-owned subsidiary of Sun Pharma, and the Corporation for technology transfer of new products.


ITEM 3.  CONTROLS AND PROCEDURES


               a. The term "disclosure controls and procedures" is defined in
                  Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, who is also our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective providing him with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

               b. There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           None.

ITEM 2.  CHANGES IN SECURITIES

                           During the first nine months of 2002, the Corporation
                  issued, pursuant to a private placement, an aggregate of 635,000 shares of common stock for an aggregate purchase price of $1.69 million to five accredited investors. No underwriting commission or discounts were paid with respect to the sales of these unregistered securities. The above sales were made in reliance of Section 4(2) of the Securities Act of 1933, as amended ("the Securities Act") as transactions by an issuer not involving a public offering and Regulation D of the Securities Act.

                           In addition, in connection with 2 ANDA product
                  transfers, during the first six months of 2002, from Sun Global to the Corporation pursuant to that certain products agreement dated August 1997 between Sun Pharma and the Corporation, Sun Global earned 1,088,000 shares of common stock. Such shares were issued during the three months ended September 30, 2002. No underwriting commission or discounts were paid with respect to the issuance of these shares. Such unregistered shares were issued in reliance on Section 4(2) and Regulation D of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           The Corporation has not made the required scheduled
                  payments to the EDC since February 1999. While the Corporation has made payments of $4,400,000 to date to the EDC ($900,000 during the first, second and third quarters of 2002), such payments have not brought the Corporation current in its obligation to the EDC loan, and all such payments have been made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

                           The Corporation had submitted a proposal in April of
                  2002 to the EDC to restructure the loan. Based on a resolution passed at a meeting of the Board of Directors of the EDC on September 25, 2002, the EDC approved a six year extension of the loan of approximately $7.8 million, with interest rates starting at 2.75% and increasing to 5.16%. Under the approval, the EDC would retain a first mortgage on our property, and a first lien on our furniture, fixtures and equipment and intellectual property. The EDC resolution, which provides that the transaction must be completed by January 1, 2003, will not become effective until a definitive agreement incorporating the above terms has been agreed to by the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  N.A.


ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

(a)      Exhibits

         99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         There were no Form 8-Ks filed during the third quarter of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARACO PHARMACEUTICAL LABORATORIES, LTD.


                                        By:/s/ Narendra N. Borkar
                                           ---------------------------
                                        Narendra N. Borkar
                                        Chief Executive Officer and
                                        principal financial officer

Dated:  October 21, 2002

                                  CERTIFICATION

I, Narendra N. Borkar, the Chief Executive Officer and principal financial officer of Caraco Pharmaceutical Laboratories Ltd. (the "registrant") certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 21, 2002                                     /s/ Narendra N. Borkar
                                                     ---------------------------
                                                     Narendra N. Borkar
                                                     Chief Executive Officer and
                                                     principal financial officer



                                  EXHIBIT INDEX

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.