Form 10QSB/A
period 2002-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2002-10-22
CIK 887708

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB


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

     - We have been successful in obtaining larger sales contracts in 2002 with an agency of the U.S. government and with one large mail order company, however, the sales of Metformin Hydrochloride to such agency have been made at lower sales prices. (See discussion on "Gross Profit" below)

     - With our larger base of products, we have been able to attract both new customers as noted above, and larger orders.

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

As a result of increased sales, the gross profit margin has also improved when comparing the gross profit margins for the three and nine-month periods ending September 30, 2002 and 2001. The increases were the result of:


     - Change in sales mix to higher profit margin products such as Metroprolol Tartrate, Metformin Hydrochloride, Tramadol Hydrochloride and Oxaprozin.

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

LIQUIDITY AND CAPITAL RESOURCES


At September 30, 2002, the Corporation had negative working capital of $1,876,757 compared with a negative working capital of $8,252,566 at the corresponding period of 2001. The negative working capital positions as of September 30, 2002 and 2001 respectively were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed. In the first quarter of 2002, $3,208,769 of the EDC debt was reclassified from accrued interest to principal. As a result of the numerous complex modifications made to the EDC debt since its inception and the fact we were in default for many years, we accrued interest at the default rate of interest as outlined in the various modification agreements. In addition, during the default period, we commenced paying the EDC $100,000 per month. It was unclear as to what interest rate the EDC was accruing interest or how it was applying the $100,000 payments. On numerous occasions, we sent written correspondence and confirmations to the EDC requesting verification of the outstanding principal and interest balances. The EDC never responded to the written requests until the first quarter of 2002 when, once again, discussions were being held to restructure the obligation. As disclosed in the financial statement footnotes, we considered the total of EDC principal and accrued interest thereon to fairly present the outstanding obligations and that when verification of the principal and accrued interest was received from the EDC, we would reclassify the amount necessary between principal and accrued interest. This reclassification was recorded as of March 31, 2002 in the first quarter. There was no effect on total current liabilities, working capital or on the statement of cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  N.A.


ITEM 5.  OTHER INFORMATION

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB/A


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


     1. I have reviewed this quarterly report on Form 10-QSB/A of the registrant;


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