Form 10QSB/A
period 2002-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2003-02-14
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO.1
                                       TO
                                  FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED June 30, 2002

                           Commission File No. 0-24676

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                         38-2505723
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                         Identification No.)

1150 ELIJAH MC COY DRIVE,                                              48202
DETROIT, MICHIGAN
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code              (313) 871-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]                        No      [ ]

Common Stock outstanding at February 14, 2003:      23,762,532 shares


EXPLANATORY NOTE: THIS FORM 10QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE MATTERS DISCLOSED IN NOTE 11 "RESTATEMENT OF 2002 SIX MONTH AND THREE MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY" BELOW. THIS RESTATEMENT HAS NO IMPACT ON PREVIOUSLY REPORTED REVENUES OR NET CASH PROVIDED BY OPERATING ACTIVITIES FOR ANY PERIODS. ALL INFORMATION IN THIS FORM 10QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                             UNAUDITED BALANCE SHEET
                               RESTATED - NOTE 11

--------------------------------------------------------------------------------
                                                                   June 30, 2002
--------------------------------------------------------------------------------
                                      ASSETS
Current assets
  Cash and cash equivalents                                       $    132,604
  Accounts receivables, net of allowances of $1,347,000              4,067,466
  Inventories                                                        3,754,751
  Prepaid expenses and deposits                                        277,881
                                                                  ------------
                               Total current assets                  8,232,702
                                                                  ------------

Property, plant and equipment - at cost
  Land                                                                 197,305
  Building and improvements                                          7,126,690
  Equipment                                                          5,198,816
  Furniture and fixtures                                               221,495
                                                                  ------------
  Total                                                             12,744,306
  Less: accumulated depreciation                                     5,175,449
                                                                  ------------
Net property, plant & equipment                                      7,568,857
                                                                  ------------

                                                                  ------------
                                   Total assets                   $ 15,801,559
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                $  1,105,189
  Accrued expenses                                                   1,170,960
  Technology transfer cost payable                                   2,790,720
  Accrued interest                                                     668,961
  EDC debt classified as current                                     7,823,741
                                                                  ------------
                            Total current liabilities               13,559,571
                                                                  ------------

Long-term liabilities
  Notes payable to stockholders                                      9,700,000
  Loans payable                                                     15,900,000
  Preferred stock dividends payable                                    330,000
                                                                  ------------
                           Total long-term liabilities              25,930,000
                                                                  ------------

                                                                  ------------
                                Total liabilities                   39,489,571
                                                                  ------------

Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;        1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;         35,820,793
   issued and 21,823,818 outstanding  shares
  Subscriptions in advance                                               7,520
  Preferred stock dividends                                           (330,000)
  Accumulated deficit                                              (60,186,325)
                                                                  ------------
                           Total stockholders' deficit             (23,688,012)
                                                                  ------------

                                                                  ------------
                   Total liabilities and stockholders' deficit    $ 15,801,559
                                                                  ============


See accompanying notes

                   CARACO PHARMACEUTICAL LABORATORIES LIMITED
                       UNAUDITED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED            THREE MONTHS ENDED
                                                       30-JUN                       30-JUN
                                                 2002           2001           2002         2001
--------------------------------------------------------------------------------------------------
                                               RESTATED                     RESTATED
                                                NOTE 11                      NOTE 11
                                                   $             $               $            $

Net sales                                      8,929,408     1,867,330     5,627,449       924,552
Cost of goods sold                             4,413,468     1,839,358     2,565,921       896,580
                                             -----------------------------------------------------
Gross profit                                   4,515,940        27,972     3,061,528        24,088

Selling, general & administrative expenses     1,611,913     1,149,072       965,458       600,936
R&D cost non-cash                              2,790,720             -     2,790,720             -
R&D cost other                                 1,571,502     1,237,201       720,630       689,228

Depreciation                                     227,776       254,341       119,126       145,692

                                             -----------------------------------------------------
Operating loss                                (1,685,971)   (2,612,643)   (1,534,406)   (1,411,768)
                                             -----------------------------------------------------

Interest
  Interest expense                              (745,982)   (1,006,343)     (376,915)     (539,201)
  Interest income                                  2,420        12,203         1,481        (2,322)
                                             ------------------------------------------------------

                                             ------------------------------------------------------
Net interest expense                            (743,562)     (994,140)     (375,434)     (541,523)
                                             ------------------------------------------------------

                                             ------------------------------------------------------
Net loss                                      (2,429,533)   (3,606,783)   (1,909,840)   (1,953,291)
                                             ------------------------------------------------------

                                             ------------------------------------------------------
Net loss per basic and diluted common share        (0.11)        (0.17)        (0.09)        (0.09)
                                             ------------------------------------------------------



See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------
                                                       Six Months ended June 30,
                                                          2002           2001
--------------------------------------------------------------------------------
                                                        RESTATED
                                                         NOTE 11
Cash flows from operating activities:
  Net loss                                            $(2,429,533)   $(3,606,783)
  Adjustments to reconcile net loss to
    net cash used in operating activities
         Depreciation                                     227,776        254,341
         Common Shares issued for compensation             34,500              -
         Common Shares to be issued for R&D Cost        2,790,720              -


  Changes in operating assets and liabilities
    which provided (used) cash:
         Accounts receivable                           (2,580,958)      (200,851)
         Inventories                                     (845,696)      (497,820)
         Prepaid expenses and deposits                    (98,680)      (107,758)
         Accounts payable                                 142,288        636,645
         Accrued expenses and Interest                    294,224        377,124
                                                      --------------------------
Net cash used in operating activities                  (2,465,360)    (3,145,102)
                                                      --------------------------

Cash flows from investing activities:
                                                      --------------------------
  Purchases of property, plant and equipment           (1,102,637)       (13,073)
                                                      --------------------------


Cash flows from financing activities:
  Proceeds from long-term debt                            900,000      3,650,000
  Proceeds from Sale of Shares in Private Placement     1,692,000              -
  Advance for Stock Option Exercise                         7,520              -
  Net Short-term repayments                               (75,000)       (50,000)
  Payments to EDC                                        (465,028)      (600,000)
  Net Loans received from Shareholders                  1,400,000              -
                                                      --------------------------
Net cash provided from financing activities             3,459,492      3,000,000
                                                      --------------------------

Net decrease in cash and cash  equivalents               (108,506)      (158,176)
Cash and cash equivalents, beginning of period            241,110        186,768

                                                      --------------------------
Cash and cash equivalents, end of period              $   132,604    $    28,592
                                                      ==========================

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                  UNAUDITED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                               RESTATED - NOTE 11
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         PREFERRED
                                      PREFERRED STOCK             COMMON STOCK             STOCK      ACCUMULATED
                                    SHARES        AMOUNT       SHARES       AMOUNT       DIVIDENDS      DEFICIT          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002          285,714     1,000,000    21,173,818    34,111,543    (300,000)    (57,756,792)    $(22,945,249)

Preferred dividend                                                                        (30,000)              -          (30,000)

Issuances of common stock
  to Directors as compensation                                   15,000        17,250                                      17,250

Issuances of common stock
  under private placement                                       635,000     1,692,000                                    1,692,000

Issuances of common stock
  for product technology transfers
  to affiliate

Advance for subscription for
  stock option exercise                                                         7,520                                        7,520

Net loss                                                                                               (2,429,533)      (2,429,533)
                                   -------------------------------------------------------------------------------------------------
Balance at June 30, 2002            285,714    $1,000,000    21,823,818   $35,828,313  $ (330,000)   $(60,186,325)    $(23,688,012)
                                   =================================================================================================


See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Corporation is filing this amended Form 10-QSB/A quarterly report as a result of the matters disclosed in Note 11 "RESTATEMENT OF SIX-MONTH AND THREE-MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY" below

1.       BASIS OF PRESENTATION

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

The financial statements as of June 30, 2002 and for the six months ended June 30, 2002, which have been restated (see Note 11), and 2001 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

A significant source of our funding has been from private placement offerings and loans. Sun Pharmaceutical Industries, Ltd., a specialty pharmaceutical corporation organized under the laws of India ("Sun Pharma"), which owns 46% of our outstanding shares, has contributed equity capital and has advanced us loans. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. (See "Current Status of the Corporation" and "Sun

Pharmaceutical Industries, Ltd." below.) Our manufacturing facility and executive offices were constructed pursuant to a $9.1 million loan in 1990 from the Economic Development Corporation of the City of Detroit (the "EDC"). (See "Current Status of the Corporation" and "Mortgage Note below.)

3.       CURRENT STATUS OF THE CORPORATION

The Corporation has historically never achieved sales necessary to support its operations. As restated, we have incurred an operating loss of $1,685,971 for the six months ended June 30, 2002. For the six months of 2001 we have incurred an operating loss of $2,612,643. As restated, after interest costs, we have incurred a loss of $2,429,533 for the six months ended June 30, 2002 and $1,909,840 for the three months ended June 30, 2002. AS restated, at June 30, 2002, we had a stockholders' deficit of $23,688,012. We have continued to be dependent on the support of Sun Pharma, but the financial support has reduced due to the increased revenues and higher cash flows from operations during the second quarter of 2002. See "Sun Pharmaceutical Industries, Ltd. II and "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations." We received 3 ANDA approvals during the first six months of 2002. See "Caraco's Products and Product Strategy" below. We also filed two more ANDA applications to the FDA during the first six months of 2002, bringing the total pending approvals up to 6.

4.       COMPUTATION OF LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic weighted average number of common shares outstanding for the periods ended June 30, 2002 and June 30, 2001 were 21,470,033 and 21,172,618, respectively. The diluted weighted average number of common shares outstanding for the period ending June 30, 2002 was 22,773,764. There was no dilution for the period ended June 30, 2001.

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

The Corporation's note payable to the EDC (classified as a current obligation) stands at approximately $7.8 million as at June 30, 2002. We have been paying $100,000 per month since February 1999 and in aggregate $4.1 million through June 30, 2002 to the EDC. While such payments have brought us current in our interest obligation to the EDC, they have not brought us current in our obligations to the EDC as per the renegotiated terms of the Corporation's 1997 restructured loan. Accordingly, the EDC may exercise all remedies available to it for the Corporation's failure to make the scheduled payments. We intend to continue to make monthly payments of $100,000 to the EDC, again without prejudice to the rights of the EDC. The Corporation had submitted a proposal to the EDC to restructure the loan.. The proposal is under review by the EDC.

6.       SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

Further, Sun Pharma has made loans to us, the details of which as of June 30, 2002, are given below:

8% Promissory note payable to Sun Pharma, principal balance           $5,300,000
payable in full in October 2003, with interest payable
semi-annually.

8% Additional Loan payable to Sun Pharma, principal balance           $3,850,000
payable, with interest payable quarterly

8% promissory note payable to Sun Pharma Global, Inc., a                $550,000
wholly owned subsidiary of Sun Pharma, payable by October
2003 with interest payable semi-annually.

                                                            --------------------
Shareholders Notes due                                                $9,700,000
                                                            --------------------


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

10.      COMMON STOCK ISSUANCES

During the first six months ended June 30, 2002, the Corporation issued 15,000 shares of common stock to the directors as compensation for attendance at board and committee meetings held during 2001. Also, the Corporation has recorded the expense and liability for common stock issuances for 15,000 shares of common stock to be issued to the directors as compensation for attendance at Board and committee meetings held during the first six months of 2002. In addition, during the first six months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors. Sun Global has earned 1,088,000 shares of common stock for 2 product technology transfers during the first six months of 2002. Although the common stock has not been issued, Corporation has recorded the expense and liability for such technology transfer.

11. RESTATEMENT OF 2002 SIX-MONTH AND THREE-MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY.

We are restating our operating results and opening balance of accumulated deficit in the financial statements for the quarter and six months ended June 30, 2002 as a result (i) of accounting adjustments for the valuation of the shares of common stock issued to Sun Pharma Global, a wholly-owned subsidiary of Sun Pharmaceutical, in exchange for the technology transfer of products by Sun Pharmaceutical to us pursuant to our products agreement; and (ii) to record compensation expense for the extension of the term of a director's stock option. Although we had previously reported compensation expense for the extension of the term of the director's option in the third quarter ended September 30, 2002, under the principles of variable accounting such compensation should have also been reported in the six-months and quarter ended June 30, 2002. The two charges are both non-cash charges and our cash flow has not been affected by the changes.

With respect to the six-months ended June 30, 2002, the opening balance of accumulated deficit increased from $56,601,300 to $57,756,792 and the dollar amount recorded as common stock increased from $32,956,051 to $34,111,543. Recording of an expense for the technology transfer cost and variable compensation expense was established by a corresponding liability, which caused our negative working capital deficit to increase from $3,484,736 to $5,326,870 as of June 30, 2002 after the restatement.

As restated, for the six months ended June 30, 2002, our net loss increased from $587,400, which included non-cash technology charges of $1,251,200, to $2,429,533, which included non-cash technology costs of $2,790,720 and non-cash compensation expense of $302,163. The net loss per share increased from $0.03 to $0.11 after the restatement. In comparison, for the six months ended June 30, 2001, we had a net loss of $3,606,783, which did not have any non-cash comparable technology transfer costs or non-cash compensation expenses. The net loss per share was $0.17. As restated, for the quarter ended June 30, 2002, the net loss increased from $68,157 to $1,909,840 due to the non-cash technology cost and non- cash compensation expense. The net loss per share increased from $0.00 to $0.09 after the restatement. In comparison, for the quarter ended June 30, 2001, we had a net loss of $1,953,291 or $0.09 per share, which did not have any non-cash comparable technology transfer costs or non-cash compensation expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FORWARD LOOKING STATEMENTS

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

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001

NET SALES.

Net sales for the six months ended June 30, 2002 and 2001 were $8,929,408 and $1,867,330, respectively, reflecting an increase of almost 378%. Net sales for the three months ended June 30, 2002 and 2001 were $5,627,449 and $924,552, respectively, reflecting an increase of almost 509%. The increase is due to the higher production and marketing of our existing and newly approved products following the achievement of substantial compliance with cGMPs. While this increase is substantial over the previous period it is still at a low level, which we hope to increase in the last two quarters of 2002 through new product introductions, increases in sales of existing and newly approved products and new drug development. Currently, we manufacture and market all of the six ANDAs, which were approved by the FDA during 2001 and the first six months of 2002. The sales of the newly approved ANDAs have contributed appreciably, almost 38%, to the gross sales during the first six months of 2002.

Net sales have also improved during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 for the following reasons:

         - Gross sales of Metoprolol Tartrate have increased significantly during the first six months of 2002 to $4.5 million as compared to $725,000 in the same period of 2001.

         - We have been successful in obtaining larger sales contracts in 2002 with Veterans Administration and with one large mail order company.

         - With our larger basket of products, we have been able to attract both new customers as noted above, and larger orders.

GROSS PROFIT.

We earned a gross profit of $4,515,939 during the six months ended June 30, 2002 as compared to a nominal gross profit of $27,972 during the corresponding period in 2001. The improvement was primarily due to higher sales volumes with improved margins due to product mix in the current period as compared to those during the corresponding period of 2001 and ability to absorb operational overheads due to higher sales.

As a result of increased sales, the gross margin has also improved. The increase as noted above was the result of:

         - Change in sales mix to higher profit margin products such as Metroprolol Tartrate, Metformin, Hydrochloride and Oxaprozin.

         - Reduction in manufacturing costs for various products as customers have increased orders allowing us to increase batch sizes. For example, Metoprolol Tartrate batch sizes have increased by approximately four times.

         - Improved efficiency in the overall manufacturing process as we progress to full capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses for the six months ended June 30, 2002, as restated, and June 30, 2001 were $1,611,913 and $1,149,072, respectively, representing an increase of 40%. Selling, general and administrative expenses for the three months ended June 30, 2002, as restated, and June 30, 2001 were $965,458 and $600,936, respectively, representing an increase of 61%. Prior to this restatement, selling, general and administrative expenses were reported at $1,309,613 and $663,295 for the six month and three month periods of 2002, respectively. The increase of $302,613 was due to the recording of the variable compensation expense for the extension of the term of a director's stock option (see below). Selling, general and administrative expenses have effectively decreased from 62% to 18% of net sales for the six months ended June 30, 2001 compared to the six months ended June 30, 2002.

The actual increase of approximately $460,000 during the six months ended June 30, 2002 was due to additional administrative staff hires ($10,000), costs of introducing new products into the market ($50,000), additional sales personnel ($25,000), costs associated with development of improved services and quality measures to customers and variable compensation expense recorded on the extension of the term of stock options of one of the directors of the Corporation ($302,000) .

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses of $4,362,222, as restated, for the six months ended June 30, 2002 were higher by 253% when compared with $1,237,201 incurred during the corresponding period of 2001. Research and development expenses of $3,511,350, as restated, for the three months ended June 30, 2002 were higher by approximately 409% when compared with $689,228 incurred during the corresponding period of 2001. Prior to this restatement, research and development expenses were reported as $2,822,702 and $1,971,830 for the six month and three month periods ended June 30, 2002. The increase was due to the increase in the non-cash research and development expenses from $1,251,200 to $2,790,720 resulting from accounting adjustments for the valuation of the 1,088,000 shares of common stock issued to Sun Pharma Global in exchange for the technology transfer of 2 products to us during the first six months of 2002. There was no similar expense for the corresponding period of 2001. Cash research and development expenses of $1,571,502 for the six months ended June 30, 2002 were higher by 27% when compared $1,237,201 incurred during the corresponding period of 2001. The major reason for the additional cash research and development expenses resulted from costs for two bio-study projects of approximately $239,000 during the six months ended June 30, 2002 or 72% of total additional costs.

DEPRECIATION EXPENSE.

We have incurred depreciation expense of $227,776 for the first six months of June 30, 2002 as compared to $254,341 incurred in the corresponding period of 2001.

INTEREST EXPENSE.

Interest expense, which was incurred in connection with our mortgage obligation to the EDC, interest on notes payable to Sun Pharmaceutical and Sun Global as well as on term loans granted to us by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharmaceutical, was $745,982 and $1,006,343, for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to lower LIBOR rate despite increase in the higher borrowing levels. Effective April 1, 2001, Sun Pharmaceutical and its affiliates reduce the rate of interest payable to them from 10% to 8%. Interest income for the corresponding periods of June 30 of 2002 and 2001 was $2,420 and $12,203, respectively.

RESULTS OF OPERATIONS.

The net loss for the six months ended June 30, 2002 and 2001 was $2,429,533, as restated, and $3,606,783, respectively, reflecting a reduction of almost 33%. Prior to restatement, the net loss for the six months ended June 30, 2002 was $587,400. The net loss for the three months ended June 30, 2002 and 2001 was $1,909,840 and $1,953,291, respectively. Prior to restatement, the net loss for the three months ended June 30, 2002 was 468,157. The net loss is directly related to (1) net sales, which were inadequate to absorb our interest costs and
(2) the impact of the higher restated non-cash technology transfer cost of $2,790,720. The lower losses in the current six-month and three-month periods as compared to the previous respective periods are primarily due to significantly higher sales volumes and better-cost absorption due to increased sales, despite the increased non-cash technology research and development expenses.

A number of uncertainties exit that may influence our future operation results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, the EDC loan not being restructured, government restrictions on sale of certain products, obtaining new FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2002, we had negative working capital of $5,326,870, as restated, compared with a negative working capital of $8,897,986 at the June 30 of 2001. The negative working capital positions as of June 30, 2002 and June 30, 2001, respectively, were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed, of which there is no assurance. Also, the recording of an expense for the technology transfer cost and variable compensation expense and therefore, a corresponding liability has caused the negative working capital to increase from $3,484,736 to $5,326,870 for the six-months ended June 30, 2002 after the restatement. However, cash flow has not been affected in any manner by the recording of the expenses or the related liabilities.

In the first quarter of 2002, $3,208,769 of the EDC debt was reclassified from accrued interest to principal. As a result of the numerous complex modifications made to the EDC debt since its inception and the fact we were in default for many years, we accrued interest at the default rate of interest as outlined in the various modification agreements. In addition, during the default period, we commenced paying the EDC $100,000 per month. It was unclear as to what interest rate the EDC was accruing interest or how it was applying the $100,000 payments. On numerous occasions, we sent written correspondence and confirmations to the EDC requesting verification of the outstanding principal and interest balances. The EDC never responded to the written requests until the first quarter of 2002 when, once again, discussions were being held to restructure the obligation. As disclosed in the financial statement footnotes, we considered the total of EDC principal and accrued interest thereon to fairly present the outstanding obligations and that when verification of the principal and accrued interest was received from the EDC, we would reclassify the amount necessary between principal and accrued interest. This reclassification was recorded as of March 31, 2002 in the first quarter. There was no effect on total current liabilities, working capital or on the Statement of Cash Flows. To enable us to fund our research and development activities, repay certain term loans and fund working capital needs, Sun Pharmaceutical has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $12.5 million from Bank of Nova Scotia. As of May 20, 2002 we have received $5,000,000 from ICICI Bank of India and $10,900,000 from Bank of Nova Scotia through these credit facilities.

Further, we have received an additional loan of $2,450,000 during the fourth quarter of 2001 and $1,400,000 during the first quarter of 2002 from Sun Pharmaceutical to help us finance our research and development activities, debt reduction and working capital requirements.

In addition, during the first quarter of 2002, 250,000 shares of common stock were issued by us for cash of $650,000 pursuant to a private placement to accredited investors, and during the second quarter of 2002, we have been able to place further 385,000 shares of common stock for cash of $1,042,000 pursuant to the private placement to accredited investors.

FDA

We underwent FDA inspections during March and April of 2001 and we were found to be in substantial compliance with cGMPs. Although we did receive an FDA 483, we do not believe the observations are material. Subsequent to the inspection of the facility, the FDA has granted its approval of 3 of our ANDA products during 2001. In May 2001, the FDA provided us with a letter waiving pre-approval inspections ("PAI") for the then pending ANDA submissions. Through June 30, 2002, the FDA has approved 3 more of our ANDAs. We also filed 2 more ANDA applications during the six months of 2002 with the FDA. The total numbers of FDA approvals accorded to us to date are 8 ANDAs and the number of pending ANDA submissions now stands at 6.

FUTURE OUTLOOK.

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

         -        Renegotiation of the products agreement with Sun Pharma.

         -        Restructuring of the EDC Loan

ITEM 3. CONTROLS AND PROCEDURES

a. The term "disclosure controls and procedures" is defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

b. There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

PART II -OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                           NONE

ITEM 2.           CHANGES IN SECURITIES

                           During the first six months of 2002, the Corporation
                  issued, pursuant to a private placement, an aggregate of 635,000 shares of common stock for an aggregate purchase price of $1.69 million to five accredited investors. No underwriting commission or discounts were paid with respect to the sales of these unregistered securities. The above sales were made in reliance of Section 4(2) of the Securities Act of 1933, as amended, ("the Securities Act") as transactions by an issuer not involving a public offering and Regulation D of the Securities Act.

                           In addition, in connection with 2 ANDA product
                  transfers, during the first six months of 2002, from Sun Global to the Corporation pursuant to that certain products agreement dated August 1997 between Sun Pharma Global and the Corporation, Sun Global earned 1,088,000 shares of common stock. Such unregistered shares will be issued in reliance of
                  Section 4(2) and Regulation D of the Securities Act.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           The Corporation has not made the required scheduled
                  payments to the EDC since February 1999. While the Corporation has made payments of $4,100,000 to date to the Economic Development Corporation (EDC) ($600,000 during the first and second quarters of 2002), such payments have not brought the Corporation current in its obligation to the EDC, and all such payments have been made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

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

                                        CARACO PHARMACEUTICAL LABORATORIES LTD.

                                        By: /s/ Narendra N. Borkar
                                            --------------------------------
                                                 Narendra N. Borkar
                                                 Chief Executive Officer

                                        By: /s/ Jitendra N. Doshi
                                            --------------------------------
                                                 Jitendra N. Doshi
                                                 Chief Financial Officer

Dated:  February 14, 2003

                                  CERTIFICATION

I, Narendra N. Borkar, the Chief Executive Officer of Caraco Pharmaceutical Laboratories Ltd. (the "registrant") certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       CARACO PHARMACEUTICAL LABORATORIES LTD.

                                       By: /s/ Narendra N. Borkar
                                           --------------------------------
                                                Narendra N. Borkar
                                                Chief Executive Officer

Dated:  February 14, 2003


                                  CERTIFICATION

I, Jitendra N. Doshi, the Chief Financial Officer of Caraco Pharmaceutical Laboratories Ltd. (the "registrant") certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material: weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       CARACO PHARMACEUTICAL LABORATORIES LTD.

                                       By: /s/ Jitendra N. Doshi
                                           --------------------------------
                                                Jitendra N. Doshi
                                                Chief Financial Officer

Dated:  February 14, 2003

                                  EXHIBIT INDEX

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.