Form 10QSB/A
period 2002-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2003-02-14
CIK 887708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-QSB/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15( d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]        No  [   ]

Common Stock outstanding at February 14, 2003:   23,762,532 shares

EXPLANATORY NOTE: THIS FORM 10QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE MATTERS DISCLOSED IN NOTE 10 "RESTATEMENT OF 2002 NINE MONTH AND THREE MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY" BELOW. THIS RESTATEMENT HAS NO IMPACT ON PREVIOUSLY REPORTED REVENUES OR NET CASH PROVIDED BY OPERATING ACTIVITIES FOR ANY PERIODS. ALL INFORMATION IN THIS FORM 10QSB/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                             UNAUDITED BALANCE SHEET
                               RESTATED - NOTE 10

--------------------------------------------------------------------------------
                                                              September 30, 2002
--------------------------------------------------------------------------------
                                ASSETS
Current assets
  Cash and cash equivalents                                      $    348,026
  Accounts receivable, net of allowances                            3,462,066
  Inventories                                                       4,781,706
  Prepaid expenses and deposits                                       356,760
                                                                 ------------
                               Total current assets                 8,948,558
                                                                 ------------

Property, plant and equipment - at cost
  Land                                                                197,305
  Building and improvements                                         7,215,990
  Equipment                                                         5,280,018
  Furniture and fixtures                                              221,495
                                                                 ------------
  Total                                                            12,914,808
  Less: accumulated depreciation                                    5,296,244
                                                                 ------------
Net property, plant & equipment                                     7,618,564
                                                                 ------------

                                                                 ------------
                                   Total assets                  $ 16,567,122
                                                                 ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                               $  1,625,794
  Accrued expenses                                                  1,022,337
  Technology transfer cost payable                                          -
  Accrued interest                                                    399,443
  EDC debt classified as current                                    7,777,741
                                                                 ------------
                            Total current liabilities              10,825,315
                                                                 ------------

Long-term liabilities
  Notes payable to principal stockholders                           9,700,000
  Loans payable                                                    15,900,000
  Preferred stock dividends payable                                   345,000
                                                                 ------------
                           Total long-term liabilities             25,945,000
                                                                 ------------

                                                                 ------------
                                Total liabilities                  36,770,315
                                                                 ------------

Stockholders' deficit
  Preferred stock, no par value, authorized 5,000,000 shares;       1,000,000
   issued and outstanding, 285,714 Series A shares
  Common stock, no par value, authorized 30,000,000 shares;        38,611,512
   issued and 22,911,818 outstanding  shares
  Subscriptions in advance                                              7,520
  Preferred stock dividends                                          (345,000)
  Accumulated deficit                                             (59,477,225)
                                                                 ------------
                           Total stockholders' deficit            (20,203,193)
                                                                 ------------

                                                                 ------------
                   Total liabilities and stockholders' deficit   $ 16,567,122
                                                                 ============

See accompanying notes

                 CARACO PHARMACEUTICAL LABORATORIES LIMITED
                     UNAUDITED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                       30-Sep                           30-Sep
                                                              2002               2001            2002            2001
-------------------------------------------------------------------------------------------------------------------------
                                                             RESTATED                          RESTATED
                                                              NOTE 10                           NOTE 10
                                                                $                  $               $               $
Net sales                                                   14,828,849         3,372,686       5,899,441       1,505,356
Cost of goods sold                                           7,448,809         2,904,191       3,035,340       1,064,833
                                                        -----------------------------------------------------------------
Gross profit                                                 7,380,041           468,495       2,864,102         440,523

Selling, general & administrative expenses                   2,299,631         1,772,452         688,168         623,381
R&D cost to affilate                                         2,790,720                 -               -               -
R&D cost other                                               2,541,449         1,934,456         969,947         697,256

Depreciation                                                   348,571           382,599         120,795         128,258

                                                        -----------------------------------------------------------------
Operating profit / (loss)                                     (600,331)       (3,621,013)      1,085,191      (1,008,371)
                                                        -----------------------------------------------------------------

Interest
  Interest expense                                          (1,130,898)       (1,524,843)       (384,917)       (518,500)
  Interest income                                               10,798            14,000           8,377           1,797
                                                        -----------------------------------------------------------------
Net interest expense                                        (1,120,102)       (1,510,843)       (376,539)       (516,703)
                                                        -----------------------------------------------------------------

                                                        -----------------------------------------------------------------
Net profit / (loss)                                         (1,720,433)       (5,131,857)        708,651      (1,525,074)
                                                        -----------------------------------------------------------------

                                                        -----------------------------------------------------------------
Net (loss) / income per basic and diluted common share           (0.08)            (0.24)           0.03           (0.07)
                                                        -----------------------------------------------------------------

See accompanying notes
                                      4

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------
                                                                          Nine Months ended September 30,
                                                                               2002           2001
------------------------------------------------------------------------------------------------------------
                                                                             RESTATED
                                                                              NOTE 10
Cash flows from operating activities:
  Net loss                                                                  $(1,720,433)   $(5,131,857)
  Adjustments to reconcile net loss to
  net cash used in operating activities
         Depreciation                                                           348,571        382,650
         Common Shares issued in lieu of cash for compensation                   34,500              -
         Common Shares issued for R&D cost                                    2,790,720              -

  Changes in operating assets and liabilities which provided (used) cash:

         Accounts receivable                                                 (1,975,558)      (726,953)
         Inventories                                                         (1,872,650)      (512,297)
         Prepaid expenses and deposits                                         (177,559)      (165,107)
         Accounts payable                                                       662,893        725,474
         Accrued expenses and Interest                                          (81,033)       592,896
                                                                            -----------    -----------
Net cash used in operating activities                                        (1,990,549)    (4,835,195)
                                                                            -----------    -----------

Cash flows from investing activities:
                                                                            -----------    -----------
  Purchases of property, plant and equipment                                 (1,273,055)       (70,890)
                                                                            -----------    -----------


Cash flows from financing activities:

  Proceeds from long-term debt                                                  900,000      5,450,000
  Proceeds from Sale of Shares in Private Placement                           1,692,000              -
  Advance for Stock Option Exercise                                               7,520              -
  Net Short-term repayments                                                     (75,000)       (50,000)
  Payments of EDC debt                                                         (554,000)      (900,000)
  Net Loans received from Shareholders                                        1,400,000        300,000
                                                                            -----------    -----------
Net cash provided from financing activities                                   3,370,520      4,800,000
                                                                            -----------    -----------

Net increase / (decrease) in cash and cash equivalents                          106,916       (106,085)
Cash and cash equivalents, beginning of period                                  241,110        186,768

                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $   348,026    $    80,684
                                                                            ===========    ===========

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
              UNAUDITED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                               RESTATED - NOTE 10


--------------------------------------------------------------------------------------------------------------------------
                                                                                 PREFERRED
                                  PREFERRED STOCK          COMMON STOCK            STOCK      ACCUMULATED
                                 SHARES     AMOUNT     SHARES        AMOUNT      DIVIDENDS      DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2002                285,714   1,000,000   21,173,818   34,111,542    (300,000)     (57,756,792) $(22,945,250)
Preferred dividend                                                                 (45,000)               -       (45,000)
Issuances of common stock                                  15,000       17,250                                     17,250
to Directors as compensation in
lieu of cash
Issuances of common stock
under private placement                                   635,000    1,692,000                                  1,692,000
Issuances of common stock
for product technology transfers                        1,088,000    2,790,720                                  2,790,720
to affiliate
Advance for subscription for
stock option exercise                                       7,520                                                   7,520
Net loss                                                                                         (1,720,433)   (1,720,433)
                                ------------------------------------------------------------------------------------------
Balance at September 30, 2002    285,714  $1,000,000   22,911,818  $38,619,032  $ (345,000)   $ (59,477,225) $(20,203,193)
                                ==========================================================================================

See accompanying notes

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Corporation is filing this amended Form 10-QSB/A quarterly report as a result of the matters disclosed in Note 10 "RESTATEMENT OF NINE-MONTH AND THREE-MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY" below.

1.       BASIS OF PRESENTATION

The balance sheet as of September 30, 2002 and the related statements of operations, stockholders' deficit and cash flows for the nine months ended September 30,2002, which have been restated (See Note 10), and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements as of September 30, 2002 and for the nine months ended September 30,2002 and 2001 should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

3.       CURRENT STATUS OF THE CORPORATION

Since inception through September 30,2002, the Corporation never achieved sales necessary to support its operations. As restated, we have incurred an operating loss of $600,331 for the nine months ended September 30, 2002 and for the third quarter of 2002 we have earned an operating profit of $1,085,081. We incurred operating losses of $3,621,013 and $1,008,371 during the same periods in 2001. As restated, after interest costs, we have incurred a loss of $1,720,433 for the nine months ended September 30, 2002 and a net profit of $708,651 for the three months ended September 30,2002. During the same periods in 2001, we incurred a loss of $5,131,857 and a net loss of $1,525,074. At September 30, 2002, we had a stockholders' deficit of $20,203,193, as restated, as compared to a deficit of $22,305,095 at September 30, 2001. We have continued to be dependent on the support of Sun Pharma, but the financial support is reduced due to the increased revenues and higher cash flows from internal operations during the second and third quarters of 2002. See "Sun Pharmaceutical Industries, Ltd." and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We received 5 ANDA approvals during the nine months ended September 30, 2002. See "Caraco's Products and Product Strategy" below. We also filed two more ANDA applications with the FDA during the first nine months of 2002, bringing the total pending approvals up to 4.

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

6.       SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31,1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

Further, Sun Pharma has made loans to us, the details of which as of September 30,2002, are given below:

8% Promissory note payable to Sun Pharma, principal balance payable in              $5,300,000
full in October 2003, with interest payable semi-annually.
8% Additional Loan payable to Sun Pharma, principal balance payable in              $3,850,000
full in August 2006, with interest payable quarterly.
8% promissory note payable to Sun Pharma Global, Inc., a wholly owned                 $550,000
subsidiary of Sun Pharma, payable by October 2003 with interest payable semi-annually.
                                                                              -------------------
Notes payable to principal stockholders                                             $9,700,000
                                                                              -------------------


Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan. Furthermore, Sun Pharma and Sun Pharma Global currently have no intention of demanding payment within the upcoming year; therefore, such notes have been classified as long term.

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

Sun Pharma supplies us with certain raw materials and also the machinery and equipments to increase production. Sun Pharma has also provided us with qualified technical professionals. Twenty-one of our technical professional employees were former Sun Pharma employees.

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

9.       COMMON STOCK ISSUANCES

During the nine months ended September 30, 2002, the Corporation issued 15,000 shares of common stock to the directors as compensation for attendance at board and committee meetings held during 2001. Also, the Corporation has recorded the expense and liability for common stock issuances for 15,000 shares of common stock to be issued to the directors as compensation for attendance at Board and committee meetings held during the first nine months of 2002. In addition, during the first nine months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors. We have issued to Sun Pharma Global 1,088,000 shares of common stock for 2 product technology transfers during the first nine months of 2002.

10. RESTATEMENT OF 2002 NINE-MONTH AND THREE-MONTH RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY.

We are restating our operating results and opening balance of accumulated deficit in the financial statements for the quarter and nine months ended September 30, 2002 as a result (i) of accounting adjustments for the valuation of the shares of common stock issued to Sun Pharma Global in exchange for the technology transfer of products by Sun Pharmaceutical to us pursuant to our products agreement; and (ii) to record compensation expense for the extension of the term of a director's stock option. Although we had previously reported compensation expense for the extension of the term of the director's option in the third quarter ended September 30, 2002, under the principles of variable accounting, the compensation expense should have also been reported in the six-months and quarter ended June 30, 2002. The two charges are both non-cash charges and our cash flow has not been affected by the changes.

With respect to the nine-months ended September 30, 2002, the opening balance of accumulated deficit increased from $56,601,300 to $57,756,792 and the dollar amount recorded as common stock increased from $32,956,051 to $34,111,543.

As restated, for the nine months ended September 30, 2002, our net loss increased from $180,913, which included non-cash technology costs of $1,251,200, to $1,720,433, which included non-cash technology transfer costs of $2,790,720. The net loss per share increased from $0.01 to $0.08 after the restatement. In comparison, for the nine months ended September 30, 2001, we had a net loss of $5,131,857, which did not have any non-cash technology transfer costs. The net loss per share was $0.24. As restated, for the quarter ended September 30, 2002, our net profit increased from $406,488 to $708,651, an increase from $0.02 to $0.03 per share, which included a credit of $302,613 for the variable compensation expense recorded earlier in the restated June 30, 2002 financial results related to the extension of the term of a director's stock options as the market price per share decreased. Prior to the restatement, the variable compensation expense was recorded at approximately $90,000. In comparison, for the quarter ended September 30, 2001, we had a net loss of $1,525,074 or $0.09 per share, which did not have any comparative non-cash compensation expense.

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

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales for the nine months ended September 30, 2002 and 2001 were $14,828,849 and $3,372,686, respectively, reflecting an increase of almost 340%. Net sales for the three months ended September 30, 2002 and 2001 were $5,899,441 and $1 ,505,356, respectively, reflecting an increase of almost 292% over the previous similar period. The increase is due to the higher production and marketing of our existing and newly approved products following the achievement of substantial compliance with cGMPs. While this increase is substantial over the previous period, net sales are still at a low level, which we plan to increase in the last quarter of 2002 through new product introductions, increases in sales of existing and newly approved products and new drug development. Currently, we manufacture and market six of the eight ANDAs which were approved by the FDA during 2001 and the first nine months of 2002 (2

ANDAs were approved during the third quarter of 2002). Net sales of these newly approved products were almost 40% of total net sales for the nine months ended September 30,2002 and almost 75% of total net sales for the three months ended September 30, 2002. The majority of the net sales increase from sales of new products were from net sales of Metformin Hydrochloride (33% of net sales for the nine months ended September 30,2002 and 60% of net sales for the three months ended September 30, 2002), and Tramadol Hydrochloride (7% of net sales for the nine months ended September 30, 2002 and 12.7% of net sales for the three months ended September 30, 2002).

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

GROSS PROFIT. We earned a gross profit of $7,380,041 and $2,864,102 during the nine months and three months ended September 30, 2002 as compared to a gross profit of $468,495 and $440,523 during the corresponding periods in 2001. The improvement was primarily due to higher sales volumes with improved margins due to product mix in the current periods as compared to those during the corresponding periods of 2001 and ability to absorb operational overheads due to higher sales.

As a result of increased sales, the gross profit margin has also improved when comparing the gross profit margins for the three and nine-month periods ending September 30,2002 and 2001. The increases were the result of:

         - Change in sales mix to higher profit margin products such as Metroprolol Tartrate, Metfromin Hydrochloride, Tramadol Hydrochloride and Oxaprozin.
         -        Reduction in manufacturing costs due to increased batch sizes.
                  For example, Metoprolol Tartrate batch sizes have increased by approximately four fold.
         - Improved efficiency in the overall manufacturing process associated with higher utilization of plant capacity.
         - Utilization during the third quarter of $1.25 million of equipment installed during the nine months ended September 30, 2002.

Gross profit margin for the nine months ended September 30,2002 was 49% as compared to almost 54% for the six months ended June 30, 2002. This reduction in gross profit margin is primarily attributable to the lower prices charged for bulk sales of, and an increase in raw material costs (by almost 25% as compared to the six months ended September 30, 2002) of, Metformin Hydrochoride.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2002 and September 30, 2001 were $2,299,631 and $1,772,452 respectively, representing an increase of 30%. Selling, general and administrative expenses have effectively decreased down to 15.5% of net sales during the nine months ended September 30, 2002 from almost 53% of net sales during the same period in 2001. Selling, general and administrative expenses for the three months ended September 30, 2002 and September 30, 2001 were $688,168, as restated, and $623,381 respectively, representing an increase of 10%.

The actual increase of approximately $55,000 for the three months ended September 30, 2002 was due to additional professional costs ($125,000) primarily in connection with the ongoing negotiations of a new product agreement with Sun Pharma, costs of introducing new products into the market ($50,000), additional sales personnel ($25,000), increases in the salaries of sales and administrative staff ($45,000) offset, as restated, by a credit of $302,000 for the variable compensation expense recorded earlier in the restated June 30, 2002 financial results related to the extension of the term of the director's stock option as the market price per share decreased, and costs associated with development of improved services and quality measures to customers. Prior to the restatement, the variable compensation expense for the nine-months and three month periods for 2002 was recorded at approximately $90,000.

RESEARCH AND DEVELOPMENT EXPENSES. Cash research and development expenses of $2,541,449 for the nine months ended September 30, 2002 were higher by 31% when compared with $1,934,456 incurred during the corresponding period of 2001. As restated, we incurred non-cash research and development expenses (technology transfer cost) of $2,790,720 for the 1,088,000 shares of common stock issuable to Sun Pharma Global for 2 product transfers made to us during the first nine months of 2002. Prior to the restatement, the non-cash technology costs were recorded at $1,251,200. There was no similar expense for the corresponding period of 2001. The major reason for the additional cash research and development expenses were the costs for three bio-study projects under way, which have total costs of approximately $300,000 each. We recorded expenditures towards these projects of approximately $430,000 during the nine months ended September 30, 2002 or 71% of total additional costs. Further, we recorded cost of raw material of $84,000 for R&D purposes for one of the projects currently undergoing bio-equivalency studies. Cash research and development expenses of $969,947 for the three months ended September 30, 2002 were higher by 39% when compared with $697,256 incurred during the corresponding period of 2001. There were no non-cash research and development expenses for these periods. The major reasons for the additional cash research and development expenses were biostudy costs of almost $190,000 and raw material costs of $84,000.

DEPRECIATION EXPENSE. We incurred depreciation expense of $348,571 for the first nine months of September 30, 2002 as compared to $382,599 incurred in the corresponding period of 2001. We incurred depreciation expense of $120,795 for the three months ended September 30,2002 as compared to $128,258 in the corresponding period of 2001.

INTEREST EXPENSE. Interest expense, which was incurred in connection with our mortgage obligation to the EDC, interest on notes payable to Sun Pharmaceutical and Sun Pharma Global as well as on term loans granted to us by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma, was $1,130,898 and $1,524,843, for the nine months ended

September 30, 2002 and 2001, respectively. The decrease in the amount of interest is due to a lower LlBOR rate, on the loans from ICICI Bank of India and Bank of Nova Scotia, despite increase in the higher borrowing levels. Effective April 1, 2001, Sun Pharma and its affiliates reduce the rate of interest payable to them from 10% to 8%.

RESULTS OF OPERATIONS. The net losses for the nine months ended September 30, 2002 and 2001 were $1,720,433, as restated, and $5,131,857, respectively, reflecting a reduction of almost 66%. The net losses for the nine-month periods are directly related to net sales, which were inadequate to absorb our interest costs and the impact of the higher restated non-cash technology transfer costs of $2,790,720 recorded during the nine months ended September 30, 2002. We had a net profit of $708,651, as restated, for the quarter ended September 30, 2002 compared to a net loss of $1,525,074 for the corresponding period in 2001. The lower losses in the current nine-month period and the net profit in the current three-month period as compared to the previous respective periods are primarily due to significantly higher sales volumes and better-cost absorption due to increased sales and an improved product mix. Also, the utilization, in the third quarter ended September 30, 2002, of $1.25 million of new equipment installed during the nine months ended September 30, 2002 helped to improve production.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had negative working capital of $1,876,758 compared with a negative working capital of $8,252,566 at the end of September 30, 2001. The negative working capital positions as of September 30, 2002 and 2001, respectively were mainly due to the classification of the entire balance of the EDC debt and related accrued interest as current until the anticipated renegotiation of the repayment terms is completed, of which there is no assurance.

In the first quarter of 2002, $3,208,769 of the EDC debt was reclassified from accrued interest to principal. As a result of the numerous complex modifications made to the EDC debt since its inception and the fact we were in default for many years, we accrued interest at the default rate of interest as outlined in the various modification agreements. In addition, during the default period, we commenced paying the EDC $100,000 per month. It was unclear as to what interest rate the EDC was accruing interest or how it was applying the $100,000 payments. On numerous occasions, we sent written correspondence and confirmations to the EDC requesting verification of the outstanding principal and interest balances. The EDC never responded to the written requests until the first quarter of 2002 when, once again, discussions were being held to restructure the obligation. As disclosed in the financial statement footnotes, we considered the total of EDC principal and accrued interest thereon to fairly present the outstanding obligations and that when verification of the principal and accrued interest was received from the EDC, we would reclassify the amount necessary between principal and accrued interest. This reclassification was recorded as of March 31, 2002 in the first quarter. There was no effect on total current liabilities, working capital or on the Statement of Cash Flows. To enable us to fund our research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $12.5 million from Bank of Nova Scotia. As of September 30, 2002 we have received $5,000,000 from ICICI Bank of India and $10,900,000 from Bank of Nova Scotia through these credit facilities.

Further, we have received an additional loan of $2,450,000 during the fourth quarter of 2001 and $1,400,000 during the first quarter of 2002 from Sun Pharma to help us finance our research and development activities, debt reduction and working capital requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

         (a) The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

         (b) There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

PART II- OTHER INFORMATION

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

                  In addition, in connection with 2 ANDA product transfers, during the first six months of 2002, from Sun Pharma Global to the Corporation pursuant to that certain products agreement dated August 1997 between Sun Pharma and the Corporation, Sun Pharma Global earned 1,088,000 shares of common stock. Such shares were issued during the three months ended September 30, 2002. No underwriting commission or discounts were paid with respect to the issuance of these shares. Such unregistered shares were issued in reliance on Section 4(2) and Regulation D of the Securities Act.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                       CARACO PHARMACEUTICAL LABORATORIES LTD.


                                       By:/s/ Narendra N. Borkar
                                          ---------------------------------
                                                Narendra N. Borkar
                                                Chief Executive Officer


                                       By:/s/ Jitendra N. Doshi
                                          ---------------------------------
                                                Jitendra N. Doshi
                                                Chief Financial Officer
Dated: February 14, 2003



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

                                        CARACO PHARMACEUTICAL LABORATORIES LTD.


                                        By:/s/ Narendra N. Borkar
                                           ---------------------------------
                                                 Narendra N. Borkar
                                                 Chief Executive Officer

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

                                       CARACO PHARMACEUTICAL LABORATORIES LTD.


                                       By:/s/ Jitendra N. Doshi
                                          ---------------------------------
                                                Jitendra N. Doshi
                                                Chief Financial Officer

Dated: February 14, 2003

                                  EXHIBIT INDEX

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.