Form 10KSB
period 2002-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2003-03-31
CIK 887708

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $22,380,964

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF THE FILING.

                                   $23,220,513
            (BASED UPON THE AVERAGE BID-ASK PRICE OF THE REGISTRANT'S
           COMMON SHARES ON THE OTC BULLETIN BOARD ON MARCH 14, 2003)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      AS OF MARCH 14, 2003, THERE WERE 23,762,532 COMMON SHARES OUTSTANDING

                      Documents Incorporated By Reference:

         Portions of the definitive 2003 Proxy Statement in connection with the Annual Meeting of Stockholders to be held on June 2, 2003, are incorporated by reference into Part III.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                                   FORM 10-KSB

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

This report, other than the historical financial and business information, may contain forward looking statements. Those statements include statements regarding the intent, belief, and current expectation of the Company. These statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include: (i) that the information is of a preliminary nature and may be subject to further adjustment;
(ii) inability to renegotiate and extend the Company's loan with the Economic Development Corporation (See "Item 2 - EDC Financing"); (iii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iv) governmental restrictions on the sale of certain products; (v) dependence on key personnel; (vi) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vii) market and customer acceptance and demand for new pharmaceutical products, (viii) availability of raw materials,
(ix) timing and success of product development and launch (x) integrity and reliability of the Company's data; (xi) lack of success in attaining full compliance with regard to regulatory and cGMP compliance; and (xii) other risks identified in this report and identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


Caraco Pharmaceutical Laboratories, Ltd. ("Caraco" which is also referred to as we, us or our") is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic drugs for the ethical or prescription and over-the-counter or non-prescription or "OTC" markets.

A generic drug is a pharmaceutical product, which is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics are well accepted for substitution of brand products as they sell at lower prices than the prices of the branded products and at their equivalence in quality and bioavailability.

A significant source of our funding has been from private placement offerings (including stock purchases by Sun Pharmaceutical Industries, Limited ("Sun Pharma")) and loans. Sun Pharmaceutical Industries, Ltd., a specialty pharmaceutical corporation organized under the laws of India, which owns 49% of our outstanding shares as of December 31, 2002, has purchased equity capital for $7.5 million in cash, advanced us loans of approximately $9.8 million and guaranteed term loans totaling $17.5 million from two foreign banks. Also, pursuant to a products agreement with us, Sun Pharma has transferred certain products to us. See "Current Status" and "Sun Pharmaceutical Industries, Ltd." below. Our manufacturing facility and executive offices were constructed in 1990 pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the "EDC"). See "Current Status" and "EDC Financing" below.

CURRENT STATUS OF CORPORATION

For the first time since inception, during the second, third and fourth quarters of 2002, we achieved sales necessary to support our operations. Net sales for the twelve months ended December 31, 2002 were $22.4 million as compared to $5.9 million for the twelve months ended December 31, 2001. We have incurred a nominal operating loss of $730,365 for the twelve months ended December 31, 2002 as compared to an operating loss of $4,023,926 for the twelve months ended December 31, 2001. After interest costs, we have incurred a net loss of $2,256,004 for the twelve months ended December 31, 2002 as compared to a net loss of $5,757,463 for the twelve months ended December 31, 2001. At December 31, 2002, we had a stockholders' deficit of $19,623,290 as compared to a deficit of $22,945,249 at December 31, 2001. We have continued to be dependent on the support of Sun Pharma, but the financial support is reduced due to the increased revenues and improved cash flows from internal operations. See "Sun Pharmaceutical Industries, Ltd." and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We received 6 Abbreviated New Drug Application ("ANDA") approvals during the twelve months ended December 31, 2002 and 1 ANDA approval during the first quarter of 2003. See "Caraco's Products and Product Strategy" below. We also filed 3 ANDAs with the FDA during the twelve months of 2002, bringing the total pending approvals to 3.

During 2002, we completed a private placement of 635,000 shares of common stock resulting in aggregate proceeds to us of $1,692,000.

We have been in default of our mortgage loan of approximately $7.8 million from the EDC since February 1999. However, based on a resolution passed at a meeting of the Board of Directors of the EDC on September 25, 2002, the EDC approved a six year extension of the loan with interest rates starting at 2.75% and increasing to 5.16%. Under the approval, the EDC would retain a first mortgage on our property and a first lien on our furniture, fixtures and equipment and intellectual property. The EDC would no longer retain a lien on our accounts receivable and inventory. The EDC resolution, which provides that the transaction must be completed by January 1, 2003, will not become effective until a definitive agreement incorporating the above terms has been agreed to by the parties. On March 19, 2003, the EDC extended the deadline to May 1, 2003 and agreed that the transaction, when it is finalized, would be effective as of January 1, 2003.

On November 21, 2002, we entered into a products agreement with Sun Pharma Global, Inc. ("Sun Global"), a wholly-owned subsidiary of Sun Pharmaceutical. The previous products agreement with Sun Pharma expired. Under the agreement, which was approved by our independent directors, Sun Global has agreed to provide us with 25 new generic drugs over a five year period. In return, Sun Global will receive 544,000 shares of a newly created preferred stock for each generic drug transferred. The preferred shares are convertible into common shares after three years on a one-to-one basis. See "Part II - Item 6. - Future Outlook."

The FDA has informed us and sixty-six other manufacturers and distributors of Guaifenesin that all of us must cease manufacturing Guaifenesin by May 23, 2003 and cease all sales past November 2003. We sold approximately $1.65 million of Guaifenesin during the year ended December 31, 2002.

We underwent inspections by the Food and Drug Administration ("FDA") in November 2002 and we were found to be in substantial compliance with current Good Manufacturing Practices ("cGMPs"). Although we did receive an FDA 483, a written list of observations, we do not believe the observations are material and we have taken appropriate remedial actions.

OVERVIEW OF THE GENERIC DRUG INDUSTRY

Sales of generic drugs have increased in recent years because of a number of factors including (i) modification of state laws to permit or require substitution of generic drugs by pharmacists; (ii) enactment of ANDA procedures for obtaining FDA approval to manufacture generic prescription drugs; (iii) changes in governmental and third-party payor health care reimbursement policies to encourage cost containment; (iv) increased acceptance of generic drugs by physicians, pharmacists and consumers; and (v) the increasing number of formerly patented drugs which have become available to generic competition. Moreover, every year branded drugs with significant sales volumes come off-patent.

CARACO'S PRODUCTS AND PRODUCT STRATEGY

Our present product portfolio includes 14 prescription products in 23 strengths in 47 package sizes. The products and their use for the indications are set forth in the table below:

                  GENERIC NAME                     PURPOSE
                  Guaifenesin LA *                 Decongestant
                  Metroprolol Tartrate             Hyper-Tension
                  Miraphen PSE                     Decongestant
                  Paromomycin Sulfate              Antibacterial
                  Salsalate                        Decongestant
                  CMT                              Arthritis/NSAID
                  Guai/DM                          Decongestant
                  Clonazepam                       Seizure, Panic Disorders
                  Flurbiprofen                     Arthritis/NSAID
                  Carbamazepine                    Epilepsy
                  Oxaprozin                        Rheumatoid Disease
                  Metformin Hydrochloride          Diabetes
                  Tramadol Hydrochloride           Analgesic
                  Miraphen PE                      Decongestant

* See "Current Status of Corporation" with respect to the FDA's letter to us and sixty-six other manufacturers and distributors to cease sales of Guaifenesin after November 2003.

We have submitted 13 ANDAs to the FDA for approval since August 1997, including 3 filed during 2002. Of these 13 ANDAs, the FDA approved 3 during 2001, 6 during 2002 and one during the first quarter of 2003. Accordingly, we have 3 pending ANDAs, most of which, we believe, may be approved by 2003 year-end. Of the 13 ANDAs, Sun Pharma has transferred the technology for 11 of them to us pursuant to its now expired products agreement. See "Sun Pharmaceutical Industries Limited"

Four of the ANDAs have not yet been marketed and are not included in the above disclosure of our product portfolio. The products and their use for the indications are set forth in the table below;


                 GENERIC NAME                      PURPOSE
                 Ticlopidine Hydrochloride         Cardiology
                 Meperidine Hydrochloride          Analgesic
                 Clozapine                         Schizophrenia
                 Digoxin                           Cardiology

These products, when launched, will increase our product portfolio to 18 prescription products in 30 strengths in 65 package sizes.

Our strategy has been to analyze the marketplace and try to determine opportunities depending on a particular product's potential market and the number of competitors vying for that market.

HEXAL-PHARMA GMBH & CO., KG

Pursuant to an agreement between us and Hexal-Pharma GmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal") dated as of October 1, 1993, Hexal agreed to convey to us the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Products"). We agreed to pay Hexal royalties on the yearly sales of each Product (See below). We filed an ANDA in March 1995 with respect to Metoprolol Tartrate, received approval from the FDA in December 1996 and introduced it in 1997. (Metoprolol Tartrate is one of our 13 current products. See "Caraco's Products and Product Strategy".) Hexal has decided not to proceed with the development of the second Product.

Pursuant to the agreement, we have, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 per share; and (ii) a Product Option to purchase shares at an exercise price of $3.50 per share. These options may be exercised and payment for shares may be made only out of royalties, and any interest earned on the royalties while held by us payable to Hexal for sales of the related product. No options have yet been exercised. Royalties payable to Hexal, which are included in accrued expenses, amount to $801,144 at December 31, 2002.

We have recently learned that the formula provided to us by Hexal with respect to Metoprolol Tartrate may be different than the formula currently used for manufacturing, and we are investigating further whether or not we should continue to accrue royalties based on the formula differences. If we find that the formula as provided by Hexal is indeed different from ours, we would cease to accrue any royalties.

SUN PHARMACEUTICAL INDUSTRIES LTD.

Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

On October 15, 1998 Sun Pharmaceutical also made a loan to us of $5.3 million at an annual interest rate of 10%. This loan was amended to provide Sun Pharmaceutical with a security interest subordinated to the loan of the EDC. The loan is payable in full in October 2003. The rate of interest on the loan from Sun Pharmaceutical has been reduced from 10% to 8% effective April 1, 2001. In 2001, Sun Pharmaceutical loaned us an additional $2.45 million at an interest rate of 8%. During the first quarter of 2002, Sun Pharmaceutical loaned us an additional $1.4 million at an interest rate of 8%. The $2.45 million and $1.4 million loans mature and are due and payable on August 31, 2006. Prior to this, Sun Global made a loan to us of $650,000 at an annual interest rate of 10%. We have repaid $100,000 of this loan during 2001. The interest rate on this loan has also been reduced by Sun Global from 10% to 8% effective April 1, 2001. The loan is payable in full in October 2003.

Sun Pharma has assisted us in obtaining line of credit loans from ICICI Bank Limited and The Bank of Nova Scotia in the amount of $5.0 million and $12.5 million respectively. We have utilized $5 million from ICICI Bank Limited and $10.9 million from The Bank of Nova Scotia. The amounts borrowed under the ICICI Bank Limited credit facility must be repaid in eight equal quarterly installments beginning December 31, 2003 and ending September 30, 2005. The amounts borrowed under the Bank of Nova Scotia credit facility must be repaid in four semi-annual installments on February 4, 2004, August 24, 2004, February 24, 2005 and August 25, 2005. The loan may not be prepaid until August 24, 2003. Interest is at LIBOR plus 140 basis points on the loan from ICICI Bank Limited and LIBOR plus 30 basis points on the loan from the Bank of Nova Scotia, and is payable at one, two, three or six months periods at our option.

In August 1997, we entered into an agreement with Sun Pharma whereby Sun Pharma was required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years in exchange for 544,000 shares of our common stock to be issued for each ANDA product and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. The products provided to us from Sun Pharma were selected by mutual agreement. Under such agreement, which has expired, we conducted, at our expense, all tests including bioequivalency studies. Also, under such agreement, Sun Pharma delivered to us the formula for 13 products and beneficially owns approximately 49% of our outstanding common stock.

On November 21, 2002, we entered into a products agreement with Sun Global. Under the agreement, which was approved by our independent directors, Sun Global has agreed to provide us with 25 ANDAs over a five year period. Our rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. Under such agreement, we conduct, at our expense, all tests including bioequivalency studies. We are also obligated to market the products consistent with our customary practices and to provide marketing personnel. In return for the technology transfer, Sun Global will receive 544,000 shares of a newly created preferred stock for each generic drug transferred. The preferred shares are non-voting, do not receive dividends and are convertible into common shares after three years (or immediately upon a change in control) on a one-to-one basis. See "Item 2 - 6. - Future Outlook."

Sun Pharma has established a Research and Development Center in Mumbai with a staff of 30 persons, including PhDs, pharmacy graduates, analytical chemists and regulatory professionals. Sun Pharma primarily performs development work for us at this laboratory.

Sun Pharma also supplies us with certain raw materials and machinery and equipment to enhance our production capacities. In the year ended December 31, 2002, we purchased approximately $2,422,000 in raw materials and $310,000 in machinery and equipment from Sun Pharma. Sun has also provided us with qualified technical professionals. Twenty-one of our technical professional employees were former Sun Pharma employees.

MARKETING

Our marketing objective has been to obtain access to a wide range of purchasers of generic pharmaceutical products. Internally, this requires at least a minimum sales force. See "Sales and Customers" below. Externally, it requires forging relationships with wholesaler buyer groups, distributors and mail order companies, among others. Management is aware that, despite any success in creating these distribution links, sales volume will remain low until we can offer a broader range of products needed by drug purchasers in significant amounts.

Drug wholesalers, with an estimated 75% of the drug market, comprise a strategic link in the pharmacy distribution chain. They are used by drug manufacturers because they are a cost effective means of reaching thousands of drug purchasers and are used by most drug purchasers because they constitute a reasonably local, stock source for hundreds or thousands of products from multiple manufacturers.

Our product line is now represented by the following major top drug wholesalers; McKesson Corporation, Amerisource - Bergen and Cardinal Health. Our products are now stocked by many other drug wholesalers, partly as a result of our arrangements, discussed below, with buying groups.

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

SALES AND CUSTOMERS

Presently, we have only a small in-house sales organization comprised of 4 persons. In time as new products are added to the existing product line, we plan to expand our customer sales effort through adding additional sales personnel and/or contracting with an independent sales and marketing firm.

Shipments to one wholesale customer accounted for approximately 65% and 35% of sales in 2002 and 2001, respectively. Balances due from this customer represented approximately 80% and 40% of accounts receivable at December 31, 2002 and 2001, respectively.

We have entered into a sales contract with an agency of the U.S. government. Our agreement with this customer is for the period of June 21, 2002 through June 20, 2003 ("base contract period"), with four 1-year option periods and is for the purchase of one product. The agreement may be terminated by the purchaser without cause and in such case, we would only be entitled to a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination plus reasonable charges that have resulted from the termination. The agreement provides that approximately $13.0 million of product should be shipped to the customer over the base contract period, and further provides that certain penalties would be incurred if we are unable to meet our sales commitment.

RESEARCH AND DEVELOPMENT

The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is "bioequivalent" to a brand-name drug if the rate and extent of absorption of the drug are not significantly different from those of the brand-name drug. Although the Corporation performs its own stability testing, bioequivalence is done through independent testing laboratories.

An outline of research and development expenses incurred directly by Caraco for 2002 and 2001 follows (000's):

                                                      2002        2001
                                                     ------      ------
         Salaries                                    $  678      $  530
         Raw Materials/Supplies                         165         131
         Bioequivalency Studies                         594         132
         Laboratory                                     505         264
         Technology Transfer, non-cash                3,887           0
         Other                                        1,407       2,022
                                                     ------      ------
             TOTAL                                   $7,236      $3,079
                                                     ======      ======

The 2002 research and development expenses shown above include the non-cash cost of the products transferred by Sun Pharma to Caraco of $3,887,423 for 1,632,000 shares of our common stock. No technology transfer cost was incurred in 2001.

Information with respect to two research and development projects in 2002 are presented below:

PROJECT INFORMATION - PRODUCT A

                                                                         Risks and uncertainties of           Period in which
Costs Incurred on Product A         Nature, Timing and costs             not completing development           net cash inflows
DRUG FOR TREATMENT OF               to complete project and              on schedule and financial            are expected to
SPASTICITY                          anticipated date of completion       consequences.                        commence
---------------------------         ------------------------------       --------------------------           ----------------
Raw Material Cost -                 The additional cost for the          Product A was completed on           Mid-year 2004.
$29,200 paid in 2002                product will be approximately        time and an ANDA was filed
                                    $25,000, which includes              with the FDA. If the FDA does
BIO STUDY COSTS                     stability testing and other          not approve the submission,
$226,226 paid in 2002               regulatory costs.                    we can either re-do the
                                                                         bioequivalency study and
Other in-house Costs                The ANDA was submitted               incur all of the other
                                    to the FDA in May 2002.              referenced costs again,
Approximately $50,000 paid          Normally, it takes 12-18             except for the technology
in 2002 for preparation of          months for approval after            transfer costs, or determine
batches for R&D,                    the submission of the ANDA           not to go forward.
manufacturing, quality              to the FDA.
control, quality assurance,                                              If the FDA does not timely
regulatory departments and                                               approve the submission, it
facility overhead                                                        may have the effect of
                                                                         delaying the marketing of the
Technology Transfer Cost                                                 product and thereby cause us
                                                                         to miss a window of
544,000 shares of common                                                 opportunity.
stock - $1,408,960 in 2002.

TOTAL COST INCURRED

Approximately $1,714,386

PROJECT INFORMATION - PRODUCT B

                                                                         Risks and uncertainties of           Period in which
Costs Incurred on Product B         Nature, Timing and costs             not completing development           net cash inflows
DRUG FOR TREATMENT OF               to complete project and              on schedule and financial            are expected to
SPASTICITY                          anticipated date of completion       consequences.                        commence
---------------------------         ------------------------------       --------------------------           ----------------
Raw Material Cost -                 The additional costs for the         Product B was completed on           End of 2004
$117,400 paid in 2002               product will be approximately        time and an ANDA was filed
                                    $72,000, which includes two          with the FDA. If the FDA does
BIO STUDY COSTS                     payments for bio-study costs         not approve the submission, we
$191,838 paid in 2002               of approximately $47,000,            can either re-do the
                                    stability testing and other          bioequivalency study and incur
Other in-house Costs                regulatory costs.                    all of the other referenced
                                                                         costs again, except for the
Approximately $50,000 paid in       The ANDA was submitted to the        technology transfer costs, or
2002 for preparation of batches     FDA in November 2002. Normally       determine not to go forward.
for R&D, manufacturing, quality     it takes 12-18 months for
control, quality assurance,         approval after submission of         If the FDA does not timely
regulatory departments and          the ANDA to the FDA.                 approve the submission, it may
factory overhead                                                         have the effect of delaying
                                                                         the marketing of the product
Technology Transfer Cost                                                 and thereby cause us to miss
                                                                         a window of opportunity.
544,000 shares of common
stock $910,656 in fourth
quarter of 2002.

TOTAL COST INCURRED
Approximately $1,269,894


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

FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes, packaging, labeling and quality control. To obtain FDA approval for an unapproved new drug, a prospective manufacturer must also demonstrate compliance with the FDA's current good manufacturing practices ("cGMP") regulations as well as provide substantial evidence of safety and efficacy of the drug product. Compliance with cGMPs is required at all times during the manufacture and processing of drugs. Such compliance requires considerable Corporation time and resources in the areas of production and quality control.

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

FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with FDA's cGMP standards. The ANDA filing and approval process takes approximately 12 to 18 months. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

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

We underwent FDA inspections during March and April 2001 and in November 2002 and on each occasion we were found to be in substantial compliance with cGMPs. We did receive FDA 483s but we do not believe the observations are material and we have taken appropriate remedial actions. Subsequent to the end of 2002, we received approval for one of the then pending ANDAs. We now have 3 ANDAs pending approval


Each domestic drug product manufacturing establishment must be registered with the FDA. Establishments, like ours, handling controlled substances, must be licensed by the DEA. We are licensed by both the FDA and DEA.

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

SUPPLIERS AND MATERIALS

The principal components used in our business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers. Development and approval of our pharmaceuticals are dependent upon our ability to procure active ingredients and certain packaging materials from FDA approved sources. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. We have been, and continue to be, actively identifying and validating alternative suppliers for its active ingredients. Our purchases of active materials are made from manufacturers in the U.S. and from abroad, including Sun Pharma. See "Sun Pharmaceutical Industries Ltd." All purchases of active materials are made in U.S. Dollars.

Although to date no significant difficulty has been encountered in obtaining components required for products and sources of supply are considered adequate, there can be no assurance that we will continue to be able to obtain components as required.

COMPETITION

The market for generic drugs is highly competitive. There is intense competition in the generic drug industry in the United States, which is eroding price and profit margins. We compete with numerous pharmaceutical manufacturers, including both generic and brand-name manufacturers, many of which have been in business for a longer period of time than us, have a greater number of products in the market and have considerably greater financial, technical, research, manufacturing, marketing and other resources. We believe that our primary competitors are EON Labs, Inc., Ivax Pharmaceuticals, Inc., Mylan Laboratories, Inc. and Taro Pharmaceutical Industries, Ltd.

The principal competitive factor in the generic pharmaceutical market is the ability to be the first company, or among the first companies, to introduce a generic product after the related patent expires. Other competitive factors include price, quality, methods of distribution, reputation, customer service, including maintenance of inventories for timely delivery, and breadth of product line. Approvals for new products may have a synergistic effect on a company's entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is a significant competitive factor, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. We hope to compete by selecting appropriate products, based on therapeutic segments, market sizes and number of competitors manufacturing the products, and by keeping our prices competitive and by providing reliability in the timely delivery, and in the quality, of our products.

EMPLOYEES

As of December 31, 2002 and 2001, we had 128 and 76, respectively, full-time and employees who are engaged in research and development, quality assurance, quality control, administration, sales and marketing, materials management, facility management and manufacturing and packing. Most of our scientific and engineering employees have had prior experience with pharmaceutical or medical products companies, including Sun Pharma. See "Sun Pharmaceutical Industries Ltd." A union represents some of the employees of materials management, facility management and manufacturing and packaging departments.

PRODUCT LIABILITY AND INSURANCE

We currently have in force general and product liability insurance, with coverage limits of $10 million per incident and in the aggregate. Our insurance policies provide coverage on a claims made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate to cover our liabilities, should they occur.

ITEM 2. DESCRIPTION OF PROPERTY.

EDC FINANCING

Pursuant to Section 108 of the Housing and Community Development Act of 1974, the EDC loaned us approximately $9.1 million in 1990 in accordance with a Development and Loan Agreement dated August 10, 1990 (the "EDC Agreement"). These funds were used to pay the direct costs of acquiring land and constructing thereon our pharmaceutical manufacturing facility and executive offices. See "Current Status," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 5 of Notes to Financial Statements."

The mortgage is a first priority mortgage lien against the property and may not be subordinated to the lien on any other mortgage or encumbrance except as otherwise provided in the Modification Agreement. In addition, we granted EDC a continuing security interest in all of our assets, accounts, equipment, proceeds thereof, ANDAs and in the products to be provided by Sun Pharma to us under its then products agreement with us.

See "Part I - Sun Pharmaceutical Industries Ltd." above. In addition to other covenants, we agreed that our capital expenditures would not exceed $2 million without the consent of the EDC and that we will not redeem any of our outstanding shares, pay any dividends with respect to our outstanding common or preferred shares or merge or consolidate with any other corporation or other entity without the prior written consent of the EDC.

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

During the month of December 1998 we approached the EDC regarding reconsideration of the repayment terms. We are currently in default of the Modification Agreement and have not made any of the scheduled payments, however, in response to our proposal on September 25, 2002, the Board of Directors of the EDC passed a resolution approving a six year extension of the loan of approximately $7.8 million, with interest rates starting at 2.75% and increasing to 5.16%. Under the approval, the EDC would retain a first mortgage on our property, and a first lien on our furniture, fixtures and equipment and intellectual property. However, the EDC would release its lien on our accounts receivable and inventory. In addition, the EDC has generally informally agreed to remove the $2 million restriction on capital expenditures, subject to certain conditions, and to allow us to pay the cash dividends and any accrued interest owed on the recently converted Series A preferred stock. The EDC resolution, which provides that the transaction must be completed by January 1, 2003, would not become effective until a definitive agreement incorporating the above terms has been agreed to by the parties. On March 19, 2003, the EDC extended the deadline to May 1, 2003 and agreed that the transaction, when it is finalized, would be effective as of January 1, 2003. Until we sign a final agreement, we intend to continue to make $100,000 monthly payments to the EDC. Since 2000 and through 2002, such payments have totaled $4.7 million. Such payments have not brought us current in our obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments.

THE FACILITY

Our approximately 72,000 square foot facility, which was designed and constructed to our specifications and completed in 1992, contains our production, packaging, research and corporate office. It is on a four-acre site. The manufacturing facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar airflow design. This system of airflow provides a measurable control of air borne particulate entrapment in each room. Environmental segregation of individual rooms within a particular zone is accomplished by the use of duct HEPA filter booster fan units that facilitate the isolation and confinement of room activities. These special dynamics provide an added dimension and flexibility in product selection and processing techniques. We believe the facility is suitable and adequate for our current and near term future use. We also believe that our facility is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

Except for the following, we are not a party to any litigation, which, individually or in the aggregate, is believed to be material to our business:

                  On February 12, 2003, C. Arnold Curry filed a complaint in the Wayne County Circuit Court alleging breach of a written employment agreement. Mr. Curry is seeking 175,000 shares of our common stock (35,000 shares for each of the first five ANDAs approved by the FDA). We intend to vigorously defend ourselves against these claims which we believe have no merit.

                  We have been named as one of two defendants and as one of several defendants in two separate product liability suits, involving Miraphen which contains phenylpropanolame (PPA), one in federal court in Pennsylvania and another in state court in New Jersey, respectively. These lawsuits seek damages generally for personal injury as well as punitive damages under a variety of liability theories including strict products liability, breach of warranty and negligence. We are being defended in these two PPA lawsuits by our primary commercial general liability insurer subject to aggregate policy limits in the amount of $10 million, however, the insurance carrier has not formally confirmed its coverage of our claims. The damages claimed exceed the policy limits. Although the ultimate outcome of these cases and the potential effect on us cannot be determined, we believe we have substantial defenses to the claims and we will vigorously defend the lawsuits

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades in the over-the-counter market on the OTC Bulletin Board, under the symbol "CARA." The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low bid prices for each of the calendar quarters indicated. These bid prices were obtained from the Nasdaq OTCBB. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

2002                                          HIGH                         LOW
First Quarter                                 $4.96                        $1.10
Second Quarter                                $3.73                        $2.25
Third Quarter                                 $3.07                        $1.73
Fourth Quarter                                $2.77                        $1.72

2001                                          HIGH                         LOW
First Quarter                                 $0.60                        $0.20
Second Quarter                                $0.85                        $0.32
Third Quarter                                 $0.70                        $0.55
Fourth Quarter                                $1.11                        $0.58

       As of February 12, 2003 there were 153 holders of our Common Stock.

During 2002, we issued 635,000 shares of common stock for cash of $1,692,000 pursuant to a private placement to accredited investors. All of the shares were issued pursuant to exemptions from registration under Section 4(2), 4(16) and Regulation D under the Securities Act of 1933.

During the year ended December 31, 2002, we issued 1,632,000 shares to Sun Global in exchange for the transfer of products pursuant to the then existing products agreement between Sun Pharma and us. See "Part I. Sun Pharmaceutical Industries Ltd." All issued shares of common stock to Sun Pharma are issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

During 2002, certain of our non-employee directors earned 21,000 shares of common stock for attending board meetings. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933. For 2001, certain of our non-employee directors earned 13,000 shares of common stock for attending board meetings and received non-qualified stock options for 18,000 shares of common stock, at an exercise price of $0.68 per share. The options are exercisable at the rate of 20% per year commencing one year from the date of grant and may be exercised until September 8, 2007.

DIVIDEND POLICY

We never have declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on the common stock will be at the discretion of the Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. No dividend may be declared without the consent of the EDC. The EDC has informed us that as part of the proposed final restructured loan agreement, it would consent to our paying the cash dividends and accrued interest on the recently converted Series A preferred stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The discussion in the section contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions generally are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences are identified in "Item 1 - Description of Business - Forward-looking Statements," in this section and elsewhere in this report.


OVERVIEW

2002 was a year of record revenues for us. While we still experienced net losses, our cash flow improved significantly. In comparison we have historically experienced limited sales, operating losses and cash-flow difficulties.

During 2001 and 2000, Sun Pharma assisted Caraco in obtaining loans from ICICI Bank Limited and The Bank of Nova Scotia of $5.0 million and $12.5 million. We have utilized the $5.0 million from ICICI Bank Limited during 2000 and $10.9 million from The Bank of Nova Scotia during 2002, 2001 and 2000. Also, Sun Pharma provided loans of an additional $1.40 million and $2.45 million to us during 2002 and 2001, respectively. The loans were primarily utilized by us to fund the operations, research and development of new products and finance the increased working capital needs resulting from the increase in our product portfolio following FDA approvals of 3 products during the last two quarters of 2001 and 6 products in 2002. In February 2003, the FDA approved an additional ANDA. We also filed 3 ANDA applications to the FDA during 2002, bringing the total pending approvals to 3. We continue to negotiate with the EDC to restructure our loan which has been in default and continue to pay the EDC $100,000 a month with aggregate payments to the EDC through 2002, totaling $4.7 million. See "Item 2 - Description of Property" for a discussion of the EDC resolution approving a restructuring of the loan.


FDA COMPLIANCE AND PRODUCT APPROVALS

Towards the end of the first and beginning of the second quarters of 2001, and in November 2002, the FDA conducted inspections of our facility. During these inspections, we were found to be substantially in compliance with the cGMP regulations. While the FDA did issue us an FDA 483 list of observations after each inspection, we do not believe they are material and we have taken appropriate remedial actions. During 2002, the FDA approved 6 ANDAs. In February 2003, the FDA approved an additional ANDA. 3 ANDAs are currently pending approval.


TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001

NET SALES. Net sales for the twelve months ended December 31, 2002 and 2001 were $22,380,964 and $5,922,431, respectively, reflecting an increase of almost 278%. The increase is due to the higher production and marketing of our existing and newly approved products following the achievement of substantial compliance with cGMPs. Currently, we manufacture and market six of the nine ANDAs which were approved by the FDA during 2001 and 2002. Net sales of these newly approved products were almost 45% of total net sales for the twelve months ended December 31, 2002. The majority of the net sales increase from sales of new products were from net sales of Metformin Hydrochloride and Tramadol Hydrochloride, 55% and 5% of net sales for the twelve months ended December 31, 2002, respectively.

Net sales have also improved for the following reasons:

         o Net sales of Metoprolol Tartrate have increased significantly to $6.60 million during the twelve months of 2002 as compared to $1.85 during the same period of 2001.

         o We have been successful in obtaining larger sales contracts in 2002 with an agency of the U.S. government and with one large mail order company, however, the sales of Metformin Hydrochloride to such agency have been made at lower profit margins. (See discussion on "Gross Profit" below)

         o With our larger base of products, we have been able to attract both new customers as noted above, and larger orders.

GROSS PROFIT. We earned a gross profit of $10,333,554 during the twelve months ended December 31, 2002 as compared to a gross profit of $1,736,372 during the corresponding period in 2001. The improvement was primarily due to higher sales volumes with improved margins due to product mix in the current period as compared to the corresponding period of 2001 and ability to absorb operational overheads due to higher sales.

As a result of increased sales, the gross profit margin has also improved when comparing the gross profit margins for the twelve month periods ending December 31, 2002 and 2001. Gross profit margin for the twelve months ended December 31, 2002 was 46% as compared to almost 29% for the twelve months ended December 31, 2002. The increases were the result of:

         o Change in sales mix to higher profit margin products such as Metoprolol Tartrate, Tramadol Hydrochloride and Oxaprozin.

         o        Reduction in manufacturing costs due to increased batch sizes.
                  For example, Metoprolol Tartrate batch sizes have increased by approximately four fold.

         o Improved efficiency in the overall manufacturing process associated with higher utilization of plant capacity.

         o Utilization of newly installed larger and faster equipment to achieve economics of scale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended December 31, 2002 and 2001, respectively were $3,827,727 and $2,680,494 respectively, representing an increase of 43%. Selling, general and administrative expenses have effectively decreased to 14.8% of net sales during the twelve months ended December 31, 2002 from almost 37% of net sales during the same period in 2001.

The actual increase of approximately $1,147,213 between the selling, general and administrative expenses incurred during 2002 in comparison to 2001 was due to additional legal and professional costs ($250,000) primarily in connection with the negotiations of a new product agreement with Sun Global, litigation defense, SEC and blue sky registration, and negotiations with the EDC, costs of introducing new products into the market ($150,000), additional sales personnel ($40,000), increases in the salaries of sales and administrative staff ($80,000), recording of variable compensation expense on the extension of the term of a director's stock options ($262,000), and the balance for royalties and costs associated with development of improved services and quality measures to customers.

RESEARCH AND DEVELOPMENT EXPENSES. Cash research and development expenses of $3,348,789 for the twelve months ended December 31, 2002 were higher by 9% when compared with $3,079,804 incurred during the corresponding period of 2001. We incurred non-cash research and development expenses

(technology transfer cost) of $3,887,424 for the 1,632,000 shares of common stock issued to Sun Global for 3 product transfers made to us during 2002. There was no similar expense for the corresponding period of 2001. The major reason for the additional cash research and development expenses were the costs for three bio-study projects, for which we recorded expenditures of approximately $593,000 during 2002.


INTEREST EXPENSE. Interest expense, which was incurred in connection with our mortgage obligation to the EDC, interest on notes payable to Sun Pharma and Sun Global as well as on term loans granted to us by ICICI Bank and the Bank of Nova Scotia, and guaranteed by Sun Pharma, was $1,539,075 and $1,748,922, for the twelve months ended December 31, 2002 and 2001, respectively. The decrease in the amount of interest is due to a lower LIBOR rate on the loans from ICICI Bank of India and Bank of Nova Scotia, despite an increase in borrowing levels. Also, effective April 1, 2001, Sun Pharma and Sun Global reduced the rate of interest payable to them from 10% to 8%.

RESULTS OF OPERATIONS. The net losses for the twelve months ended December 31, 2002 and 2001 were $2,256,004 and $5,757,464, respectively, reflecting a reduction of almost 61%. The net losses for the twelve month periods are directly related to net sales, which were inadequate to absorb our interest costs and the impact of our non-cash technology transfer cost of $3,887,424 recorded during the twelve months ended December 31, 2002. The significantly lower net losses in the current twelve-month period as compared to the previous period are primarily due to significantly higher sales volumes and better-cost absorption due to increased sales and an improved product mix. Also, the utilization in the third and fourth quarters of 2002 of $1.59 million of new equipment installed during the twelve months ended December 31, 2002 helped to improve productivity.

A number of uncertainties exist that may influence our future operating results, including general economic conditions, changes in conditions affecting the pharmaceutical industry primarily related to generic drug competition, obtaining additional financing, government restrictions on sale of certain products, obtaining new FDA approvals, development by competitors of new or superior products or new technology for production of products or the entry into the market of new competitors.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had negative working capital of $1,647,253 compared with a negative working capital of $6,039,331 at the corresponding period of 2001. The negative working capital positions as of December 31, 2002 and 2001 respectively were mainly due to the classification of the $5.85 million loan payable to Sun Pharma and its affiliates as current as it becomes due in October 2003.

To enable us to fund our research and development activities, repay certain term loans and fund working capital needs, Sun Pharma has become a security guarantor for a credit line of $5 million from ICICI Bank of India and $12.5 million from Bank of Nova Scotia. As of December 31, 2002 we have received $5 million from ICICI Bank of India and $10.9 million from Bank of Nova Scotia through these credit facilities.

Further, we have received an additional loan of $2.45 million during the fourth quarter of 2001 and $1.4 million during the first quarter of 2002 from Sun to help us finance our R&D activities, debt reduction and working capital requirements.

In addition, during the first six months of 2002, 635,000 shares of common stock have been issued by the Corporation for cash of $1,692,000 pursuant to a private placement to accredited investors.



FUTURE OUTLOOK

We have experienced difficult times in the past. With our having been found to be in substantial compliance by the FDA with respect to cGMPs during the second quarter of 2001 and fourth quarter of 2002, and also with the approvals of nine ANDAs during 2001 and 2002, and one more during 2003, management feels that our future outlook is brighter. Management's plan for improving profitability, cash flow positions and operations include increased sales and infusion of additional funding through the issuance of equity, if required. Management believes that the new products agreement ("Products Agreement") with Sun Global, pursuant to which products are paid for in a newly created preferred stock and not in cash should benefit Caraco. As noted above, in "Part I-Business-Sun Pharmaceutical Industries Ltd," under the Products Agreement, we conduct, at our expense, all tests, including bioequivalency studies. The new Products Agreement, which was approved by an independent committee of directors of Caraco, provides that Sun Global, an affiliate of Sun Pharma, will provide us with 25 ANDAs in exchange for convertible preferred stock (544,000 shares of preferred stock for each ANDA). The preferred stock has a number of restrictive features. It is non-voting, does not pay dividends and, unless there is a change in control, may not be converted for a period of 3 years from the date it is earned. We believe that the new Products Agreement benefits us by, among other things, preserving our cash resources. By acquiring products for stock instead of cash or instead of for cash and for royalties, we should thereby have such cash available to support our operations. While the payment for products in stock would have the effect of reducing earnings or causing a loss because the stock will be valued on the respective dates on which it is earned and constitute a non-cash research and development expense, we believe that the advantages to us of preserving our cash for operations outweighs the non-cash effect on earnings. We also believe that receiving products from Sun Global, which products, it is believed, will be originated by Sun Pharma, provides us with a partner with a proven track record; one that already has provided us with quality products. In addition, the products to be selected must receive the concurrence of the independent committee. This will help provide independent input into the process of selecting products which appear likely to be economically sound. Moreover, the new Products Agreement, which will have the effect of increasing Sun Pharma's beneficial ownership in us, should, we believe, provide it with the incentive to continue to help us succeed. Sun Pharma has already provided us with millions of dollars in capital, loans, and guarantees of loans, and with personnel, raw materials and equipment which have significantly helped us to date. We expect Sun Pharma to continue to support us in 2003 as it has in the past.

During 2002, we generated substantial revenues as compared to the past. Capacity utilizations are improving and costs are being controlled. We expect revenues to improve during 2003. Management's plans for the remainder of 2003 include:

         o        Continued focus on FDA compliance.

         o        Continued research and development activities.

         o Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

         o        Prompt introduction of newly approved products to the market.

         o        Striving to capture larger market share for existing products.

         o Achieving operational efficiencies by attaining economies of scale, cost reduction per unit, and obtaining additional cost reductions for active raw materials acquired from competitors and/or Sun Pharma.

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

         o        Prompt restructuring of the EDC Loan.

         o Locating and utilizing facilities of contract-manufacturers to enhance production and therefore sales.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report                                            F-1

Financial Statements as of December 31, 2002 and 2001 and for Each of the Years Then Ended

         Balance Sheets                                                 F-2

         Statements of Operations                                       F-4

         Statements of Stockholders' Deficit                            F-5

         Statements of Cash Flows                                       F-6

         Notes to Financial Statements                                  F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information with respect to directors and executive officers of the Corporation and compliance with Section 16(a) of the Exchange Act is included in the Corporation's definitive Proxy Statement under the sections "Nominees For Directors' Terms Expiring in 2006, Incumbent Directors' Terms Expiring in 2005, Incumbent Directors' Terms Expiring in 2004," "Committees and Meetings of Directors", Executive Officers and "Section 16(a) Beneficial Ownership Reporting Compliance", which are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information regarding executive compensation is included in the Corporation's definitive Proxy Statement under the section "Compensation of Executive Officers" and "Compensation of Directors," which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to the security ownership of certain beneficial owners and management and with respect to equity compensation plans is included in the Corporation's definitive Proxy Statement under the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors", and "Equity Compensation Plan Information" which are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information with respect to certain relationships and related transactions are included in the Corporation's definitive Proxy Statement under the Section "Transactions of Directors, Executive Officers and Certain Beneficial Owners with Caraco", which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

3.01 Registrant's Amended and Restated Articles of Incorporation, as amended.(2)

3.02 Certificate of Amendment to the Articles of Incorporation filed February 13, 1997.(4)

3.03 Certificate of Amendment to the Articles of Incorporation filed February 10, 2000.(11)

3.04 Certificate of Determination of Rights, Privileges and Preferences Series B Preferred Stock.(+)

3.05     Registrant's Amended and Restated Bylaws.(6)

3.06     Amendment to Amended and Restated Bylaws.(10)

3.07     Amendment to Amended and Restated Bylaws.(+)

10.01 Development and Loan Agreement, dated August 10, 1990, between Registrant and The Economic Development Corporation of the City of Detroit; First Amendment thereto, dated December 3, 1990; Second Amendment thereto, dated April 2, 1993; and supplemental letter, dated October 26, 1993 and agreement.(1)

10.02 Amended and Restated Section 108 Guaranty Agreement, dated as of August 10, 1990, of C. Arnold Curry and Cara Jean Curry in favor of the Economic Development Corporation of the City of Detroit.(1)

10.03 Registrant's Amended and Restated Purchase Money Promissory Note, dated as of August 10, 1990, in the principal amount of $157,500, to the order of the Economic Development Corporation of the City of Detroit.(1)

10.04 Registrant's Amended and Restated Section 108 Note, dated August 10, 1990 in the principal amount of $9,000,000, payable to The Economic Development Corporation of the City of Detroit.(1)

10.05 Amended and Restated Purchase Money Mortgage, dated as of August 10, 1990, between Registrant as mortgagor and The Economic Development Corporation of the City of Detroit.(1)

10.06 Agreement, dated as of October 1, 1993, among Registrant, Hexal-Pharma GmbH & Co., KG, and Hexal Pharmaceuticals, Inc.(1)

10.07    Form of 1993 Stock Option Plan.(1)

10.08    Employment Agreement, dated October 22, 1993, with Robert Kurkiewicz.
         (1)

10.09 Secured Promissory Note dated December 23, 1996 with Sun Pharma Global, Inc.(4)

10.10    Security Agreement dated December 23, 1996 with Sun Pharma Global
         Inc.(4)

10.11 Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997.(5)

10.12 Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997.(5)

10.13    Registration Rights Agreement dated as April 1997.(5)

10.14    Second Note and Mortgage Modification Agreement.(6)

10.15 Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997.(6)

10.16    Employment Agreement dated September 22, 1998 with Narendra N.
         Borkar.(7)

10.17    1999 Equity Participation Plan.(8)

10.18 Agreement between ICICI Bank and the Corporation for the term loan of $5 million.(9)

10.19 Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $12.5 million.(10)

10.20 Renewal to Employment Agreement of Robert Kurkiewicz dated as of January 1, 1999.(11)

10.21 Third Amendment to Employment Agreement of Robert Kurkiewicz dated August 30, 2002.(11)

10.22    Employment Agreement of Jitendra N. Doshi.(11)

10.23 Agreement between Caraco and Sun Pharma Global, Inc. dated November 21, 2002.(+)

10.24    Sales contract with government vendor.(+)

24.1     Power of Attorney (on signature page).

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
+  Filed herewith

(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form SB-2, as amended, filed on November 5, 1993 as Commission File No. 33-71398C.

(2) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on or about March 30, 1995 as Commission File no. 0-24676.

(3) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on or about March 30, 1996 as Commission File no. 0-24676.

(4) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on or about March 31, 1997, as Commission File No. 0-24676.

(5) Incorporated by reference from Exhibits to Registrant's Form 10-QSB filed on November 14, 1997 as Commission File No. 0-24676.

(6) Incorporated by reference from Exhibits to Registrant's Form 10-KSB filed on or about March 31, 1998, as Commission File No. 0-24676.

(7) Incorporated by reference from Exhibits to Registrant's Form 10-QSB dated as of November 13, 1998 as Commission File No. 0-24676.

(8) Incorporated by reference from Exhibit A to Registrant's Proxy Statement dated April 28, 1999 as Commission File No. 0-24676.

(9) Incorporated by reference from Exhibits to Registrant's Form 10-QSB filed on August 14, 2000 as Commission File No. 0-24676.

(10) Incorporated by reference from Exhibits to Form SB-2 filed on July 3, 2002 as Commission File No. 333-91968.

(11) Incorporated by reference from Exhibits to Pre-Effective Amendment No. 1 to Form SB-2 filed on September 4, 2002 as Commission File No. 333-91968.

 (b)              Reports on Form 8-K
                  None.

ITEM 14. CONTROLS AND PROCEDURES.

a. The term "disclosure controls and procedures" is defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

b. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003

                                        CARACO PHARMACEUTICAL LABORATORIES LTD.


                                        By: /s/ Narendra N. Borkar
                                            ---------------------------------
                                            Narendra N. Borkar
                                            Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Narendra N. Borkar and Jitendra N. Doshi, and each of them, this 28th day of March, 2003, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitutes(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.


/s/ Dilip S. Shanghvi          Chairman of the Board
-------------------------
Dilip S. Shanghvi


/s/ Narendra N. Borkar         Director, President and Chief Executive Officer
-------------------------      (Principal Executive Officer)
Narendra N. Borkar


/s/ Jitendra N. Doshi          Director, Chief Financial Officer and Chief
-------------------------      (Principal Financial and Accounting Officer)
Jitendra N. Doshi


/s/ Sailesh T. Desai           Director
-------------------------
Sailesh T. Desai


/s/ David A. Hagelstein        Director
-------------------------
David A. Hagelstein


/s/ Phyllis Harrison-Ross      Director
-------------------------
Phyllis Harrison-Ross


/s/ Jay F. Joliat              Director
-------------------------
Jay F. Joliat


/s/ Sudhir V. Valia            Director
-------------------------
Sudhir V. Valia

                                  CERTIFICATION

I, Narendra N. Borkar, the Chief Executive Officer of Caraco Pharmaceutical Laboratories Ltd. (the "registrant") certify that:

1.       I have reviewed this annual report on Form 10-KSB of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        CARACO PHARMACEUTICAL LABORATORIES LTD.

                                        By: /s/ Narendra N. Borkar
                                            ----------------------------------
                                            Narendra N. Borkar
                                            Chief Executive Officer

Dated:  March 28, 2003

                                  CERTIFICATION

I, Jitendra N. Doshi, the Chief Financial Officer of Caraco Pharmaceutical Laboratories Ltd. (the "registrant") certify that:

1.       I have reviewed this annual report on Form 10-KSB of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        CARACO PHARMACEUTICAL LABORATORIES LTD.

                                        By: /s/ Jitendra N. Doshi
                                            ----------------------------------
                                            Jitendra N. Doshi
                                            Chief Financial Officer

Dated:  March 28, 2003

SECURITIES AND EXCHANGE COMMISSION





                    CARACO PHARMACEUTICAL LABORATORIES, LTD.





                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                      2002



                              FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001
     AND FOR EACH OF THE YEARS THEN ENDED

         Balance Sheets

         Statements of Operations

         Statements of Stockholders' Deficit

         Statements of Cash Flows

         Notes to Financial Statements

(REHMANN ROBSON LETTERHEAD)


INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan


We have audited the accompanying balance sheets of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              REHMANN ROBSON

Troy, Michigan
February 7, 2003

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                 BALANCE SHEETS

                               ASSETS                    DECEMBER 31
                                               --------------------------
                                                   2002           2001
                                               -----------    -----------
         CURRENT ASSETS
              Cash and cash equivalents        $   534,228    $   241,110
              Accounts receivable, net           5,484,135      1,486,508
              Inventories                        5,615,962      2,909,055
              Prepaid expenses and deposits        471,314        179,201
                                               -----------    -----------

         TOTAL CURRENT ASSETS                   12,105,639      4,815,874
                                               -----------    -----------

         PROPERTY, PLANT AND EQUIPMENT
              Land                                 197,305        197,305
              Buildings and improvements         7,346,797      6,829,377
              Equipment                          5,458,314      4,407,323
              Furniture and fixtures               232,112        207,750
                                               -----------    -----------

              Total                             13,234,528     11,641,755
              Less accumulated depreciation      5,487,018      4,947,673
                                               -----------    -----------

         NET PROPERTY, PLANT AND EQUIPMENT       7,747,510      6,694,082
                                               -----------    -----------





         TOTAL ASSETS                          $19,853,149    $11,509,956
                                               ===========    ===========


The accompanying notes are an integral part of these financial statements.

                LIABILITIES AND STOCKHOLDERS' DEFICIT                                  DECEMBER 31
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
         CURRENT LIABILITIES
              Accounts payable                                                $  1,958,809     $    689,233
              Accounts payable, Sun Pharma                                       2,024,028          273,668
              Accrued expenses                                                   1,391,623          296,715
              Current portion of subordinated notes payable to stockholder       5,850,000               --
              Current portion of loans payable to financial institutions           625,000               --
              Short-term borrowings                                                     --           75,000
              EDC loan payable, current                                          1,004,000        5,380,000
              Preferred stock dividends payable, current                           350,380               --
              Accrued interest                                                     549,052        4,140,589
                                                                              ------------     ------------

         TOTAL CURRENT LIABILITIES                                              13,752,892       10,855,205
                                                                              ------------     ------------

         LONG-TERM LIABILITIES
              Loans payable to financial institutions                           15,275,000       15,000,000
              EDC loan payable, net of current portion                           6,598,547               --
              Notes payable to stockholder, net of current portion               3,850,000        8,300,000
              Preferred stock dividends payable                                         --          300,000
                                                                              ------------     ------------

         TOTAL LONG-TERM LIABILITIES                                            25,723,547       23,600,000
                                                                              ------------     ------------

         TOTAL LIABILITIES                                                      39,476,439       34,455,205
                                                                              ------------     ------------

         COMMITMENTS AND CONTINGENCIES (NOTES 5, 9 AND 12)

         STOCKHOLDERS' DEFICIT
              Series A preferred stock, no par value; authorized 5,000,000
                shares, issued and outstanding -0- and 285,714                          --        1,000,000
              Common stock, no par value; authorized 30,000,000 shares,
                issued and outstanding 23,767,532 and 21,173,818 shares         40,457,028       34,111,543
              Additional paid-in capital                                           282,858               --
              Preferred stock dividends                                           (350,380)        (300,000)
              Accumulated deficit                                              (60,012,796)     (57,756,792)
                                                                              ------------     ------------

         TOTAL STOCKHOLDERS' DEFICIT                                           (19,623,290)     (22,945,249)
                                                                              ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 19,853,149     $ 11,509,956
                                                                              ============     ============

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
         Net sales                                              $ 22,380,964     $  5,922,431

         Cost of goods sold                                       12,047,410        4,186,059
                                                                ------------     ------------

         GROSS PROFIT                                             10,333,554        1,736,372

         Selling, general and administrative expenses              3,827,707        2,680,494
         Research and development costs - affiliate (Note 7)       3,887,423               --
         Research and development costs                            3,348,789        3,079,804
                                                                ------------     ------------

         OPERATING LOSS                                             (730,365)      (4,023,926)
                                                                ------------     ------------

         OTHER INCOME (EXPENSE)
              Interest expense                                    (1,539,075)      (1,748,922)
              Interest income                                         13,436           15,385
                                                                ------------     ------------

         OTHER EXPENSE - NET                                      (1,525,639)      (1,733,537)
                                                                ------------     ------------

         NET LOSS                                               $ (2,256,004)    $ (5,757,463)
                                                                ============     ============

         NET LOSS PER BASIC AND DILUTED COMMON SHARE            $      (0.10)    $      (0.29)
                                                                ============     ============


The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                              PREFERRED STOCK                    COMMON STOCK             ADDITIONAL
                                       ------------------------------    ----------------------------      PAID-IN
                                           SHARES          AMOUNT           SHARES            AMOUNT       CAPITAL
                                       ------------     ------------     ------------    ------------    ------------
Balances at
  January 1, 2001, as
  restated (Note 13)                        285,714     $  1,000,000       21,172,618    $ 34,111,093    $         --
Preferred stock dividends                        --               --               --              --              --
Issuance of common stock to
  directors in lieu of
  cash compensation                              --               --            1,200             450              --
Net loss                                         --               --               --              --              --
                                       ------------     ------------     ------------    ------------    ------------

Balances at
  December 31, 2001                         285,714        1,000,000       21,173,818      34,111,543              --
Preferred stock dividends                        --               --               --              --              --
Issuance of common stock to
  directors in lieu of
  cash compensation                              --               --           36,000          41,400              --
Issuance of common stock under
  private placement                              --               --          635,000       1,692,000              --
Issuance of common stock to
  affiliate in exchange for product
  technology transfers                           --               --        1,632,000       3,887,423              --
Common stock subscribed                          --               --               --           7,520              --
Preferred stock converted to
  common stock                             (285,714)      (1,000,000)         285,714         717,142         282,858
Net loss                                         --               --               --              --              --
                                       ------------     ------------     ------------    ------------    ------------

Balances at
  December 31, 2002                              --     $         --       23,762,532    $ 40,457,028    $    282,858
                                       ============     ============     ============    ============    ============


                                         PREFERRED
                                           STOCK         ACCUMULATED
                                         DIVIDENDS         DEFICIT           TOTAL
                                       ------------     ------------     ------------
Balances at
  January 1, 2001, as
  restated (Note 13)                   $   (240,000)    $(51,999,329)    $(17,128,236)
Preferred stock dividends                   (60,000)              --          (60,000)
Issuance of common stock to
  directors in lieu of
  cash compensation                              --               --              450
Net loss                                         --       (5,757,463)      (5,757,463)
                                       ------------     ------------     ------------

Balances at
  December 31, 2001                        (300,000)     (57,756,792)     (22,945,249)
Preferred stock dividends                   (50,380)              --          (50,380)
Issuance of common stock to
  directors in lieu of
  cash compensation                              --               --           41,400
Issuance of common stock under
  private placement                              --               --        1,692,000
Issuance of common stock to
  affiliate in exchange for product
  technology transfers                           --               --        3,887,423
Common stock subscribed                          --               --            7,520
Preferred stock converted to
  common stock                                   --               --               --
Net loss                                         --       (2,256,004)      (2,256,004)
                                       ------------     ------------     ------------

Balances at
  December 31, 2002                    $   (350,380)    $(60,012,796)    $(19,623,290)
                                       ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.

                            STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                   2002            2001
                                                                -----------     -----------
Cash flows from operating activities
     Net loss                                                   $(2,256,004)    $(5,757,463)
     Adjustments to reconcile net loss to
       net cash used in operating activities
        Depreciation                                                539,374         508,682
        Common shares issued in exchange for product formula      3,887,423              --
        Common shares issued in lieu of compensation                 41,400             450
        Changes in operating assets and liabilities
          which provided (used) cash:
           Accounts receivable                                   (3,997,627)     (1,020,062)
           Inventories                                           (2,706,907)     (1,497,134)
           Prepaid expenses and deposits                           (292,112)       (115,817)
           Accounts payable                                       3,019,936          45,902
           Accrued expenses and interest                            925,917         748,315
                                                                -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                              (838,600)     (7,087,127)
                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                  (1,592,802)       (108,531)
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank term loans                                  900,000       6,150,000
     Repayments of short-term borrowings                            (75,000)             --
     Proceeds from stockholder loans                              1,400,000       2,300,000
     Repayments of EDC loan                                      (1,200,000)     (1,200,000)
     Proceeds from issuance of common stock                       1,699,520              --
                                                                -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,724,520       7,250,000
                                                                -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           293,118          54,342
Cash and cash equivalents, beginning of year                        241,110         186,768
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   534,228     $   241,110
                                                                ===========     ===========



The accompanying notes are an integral part of these financial statements.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

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

         Over the years, significant sources of funding for the Corporation have been received from private placement offerings, stockholder and financial institution loans and debt financing from the Economic Development Corporation of the City of Detroit (the "EDC"), which loaned approximately $9.1 million to the Corporation in accordance with a Development and Loan Agreement dated August 10, 1990 (see Note 5). During 2002 and 2001, the Corporation also obtained term loans providing total credit facilities of $17.5 million from two foreign banks.

         The Corporation and a Mumbai, India based specialty pharmaceutical manufacturing company, Sun Pharmaceutical Industries, Ltd. ("Sun Pharma") completed an agreement, in 1997, whereby Sun Pharma invested $7,500,000 into the common stock of the Corporation, and was required to transfer to the Corporation the technology formula for 25 generic pharmaceutical products over a period of five years through August 2002 in exchange for 544,000 shares of Caraco common stock to be issued for each ANDA product and 181,333 shares for each DESI (Drug Efficacy Study Implementation) product. As of December 31, 2002, Sun Pharma has delivered to Caraco the formula for 13 products and beneficially owns approximately 49% of the outstanding common stock of the Corporation. In November 2002, a subsidiary of Sun Pharma agreed to transfer to the Corporation a technology formula for 25 generic pharmaceutical products over a period of five years through November 2007 in exchange for 544,000 shares of a new convertible preferred stock for each formula received (Note 7). In addition to Sun Pharma's equity holdings, the product and technology transfers which include various research and development activities conducted on an ongoing basis by Sun Pharma, loans made directly to and loans guaranteed on behalf of Caraco (see
         Note 5), Sun Pharma has also supplied Caraco with certain raw materials and equipment (see Note 4) and transferred to Detroit a number of qualified technical and management professionals having pharmaceutical experience. Furthermore, five of the eight Caraco directors are or were affiliated with Sun Pharma. Caraco is substantially dependent on the active involvement and support of Sun Pharma.

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

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


         Operations

         For the first time since inception, during the second, third and fourth quarters of 2002, the Corporation has achieved sales necessary to support operations. During 2002, the Corporation's results did improve such that its loss from operations decreased from approximately $4,000,000 in 2001 to approximately $730,000 in 2002. The Corporation's net loss also decreased from approximately $5,750,000 in 2001 to approximately $2,250,000 in 2002. The net loss in 2002 includes approximately $3.9 million of research and development costs related to technology transfers from Sun Pharma Global in exchange for common stock of Caraco. There were no such technology transfers in 2001. In addition, cash used by operations decreased from approximately $7,100,000 in 2001 to approximately $840,000 in 2002. While management views these results as positive developments, the Corporation must still overcome its stockholders' deficit, which is $19,623,290 as of December 31, 2002. Realization of a major portion of its assets is thus dependent upon the Corporation's ability to meet its future financing requirements and the success of future operations. Management believes that continued improvement in profitability and cash flow, along with sustained financial and operating support from Sun Pharma, are key factors in the Corporation's ability to continue to operate in the normal course of business. While management has a basis to reasonably believe that Sun Pharma's substantial investment in Caraco provides Sun Pharma with sufficient economic incentive to continue to assist Caraco in developing its business, and Sun Pharma has expressed its intent to continue to support Caraco's operations in the near term, as it has done in the past, there can be no assurance that such support will, in fact, continue for a period of time sufficient to ensure Caraco's ultimate business success. For example, Sun Pharma, which is subject to the prevailing regulatory process in India, may be constrained from fully pursuing its business interest outside of India. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might be necessary should the Corporation be unable to continue operating in the normal course of business.

         Management's plans with regard to improving profitability, cash flows and operations include infusion of additional funding from new investors pursuant to equity offerings planned to be carried out during the first half of 2003. Management's plans also include for 2003:

         o        Continued focus on FDA compliance.

         o        Continued research and development activities.

         o Increased market share for certain existing products and recently introduced new products and enhance customer reach and satisfaction.

         o        Prompt introduction of newly approved products to the market.

         o        Striving to capture larger market share for existing products.

         o Achieving operational efficiencies by attaining economies of scale, cost reduction per unit, and obtaining additional cost reductions for active raw materials acquired from competitors and/or Sun Pharma.

         o Increase the width and depth of product portfolio to serve the customers effectively.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

         o Increase the number of products, as well as anticipated volume increases for existing products which, in turn, will improve manufacturing capacity utilization.

         o Considering alternative ways of increasing cash flow including developing, manufacturing and marketing ANDAs owned by Sun Pharma.

         o        Prompt restructuring of the EDC loan.

         o Locating and utilizing facilities of contract-manufacturers to enhance production and therefore sales.


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

         Revenue Recognition

         The Corporation recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product or the Corporation's assistance in such resale. Customers are permitted to return unused product in, certain instances, after approval from the Corporation upon the expiration date of the product's lot. Amounts billed by the Corporation, if any, in advance of performance with contracts to render certain manufacturing or research and development services are deferred and then recognized upon performance of those services.

         Provisions for estimated returns, discounts, rebates and other price adjustments including chargebacks can be reasonably determined in the normal course of business based on historical results. A significant portion of the current allowance has been reserved for expected chargebacks. Chargebacks are price adjustments given to wholesale customers for product it resells to parties with whom the Corporation has established contractual pricing. The chargeback represents the difference between the sales price to the wholesaler and the contracted price. Approximately 96% of the current allowance for trade receivables has been reserved for estimated chargebacks.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

         Accounts Receivable

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Corporation provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on management's assessment of the current status of individual accounts. Balances that are still outstanding after the Corporation has attempted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

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

         At December 31, 2002 and 2001, options to purchase 310,000 and 2,705,199 shares, respectively, were excluded from the computation of loss per share because the options' exercise prices were greater than the average market price of the common shares.

         The following table sets forth the computation of basic and diluted loss per common share.

                                                             2002           2001
                                                         -----------    -----------
         Numerator:

           Loss from continuing operations               $ 2,256,004    $ 5,757,463
                                                         -----------    -----------

           Preferred stock dividends                          50,380        300,000
                                                         -----------    -----------

                                                           2,306,384      6,057,463
           Loss available for common stockholder
                                                         -----------    -----------

         Denominator:

           Weighted average shares outstanding, basic
              and diluted                                 22,031,425     21,173,522
                                                         -----------    -----------

           Loss per basic and diluted common share       $       .10    $       .29
                                                         ===========    ===========

         Property, Plant and Equipment and Depreciation

         Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Management annually reviews these assets for impairment and reasonably believes the carrying value of these assets will be recovered through cash flow from operations, assuming the Corporation is successful in continuing to operate in the normal course of business.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

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

         Common Stock Issued to Directors

         Common stock is issued from time to time in lieu of cash for directors fees, and is recorded as compensation expense at the fair values of such shares on the date they were earned.

         Common Stock Issued to Sun Pharma

         Common stock is issued from time to time to Sun Pharma and its affiliates in exchange for the formula for products delivered by Sun Pharma to the Corporation. Research and development costs are recorded based on the fair value of the shares on the date the respective product formula has passed the bioequivalency study.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") also issued Statement No. 142 "Goodwill and Other Intangible Assets" which was effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has no goodwill and, accordingly, adoption of the new standard did not impact the Company's financial statements.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

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

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell, rather than net realizable value. The Company does no believe Statement No. 144 will have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of Statement No. 123", which is effective for years beginning after December 15, 2002. This statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company does not currently plan to voluntarily adopt this statement and accordingly, the provisions will not have a material impact on its financial position or results of operations.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Other Cash Flows Information

         Cash paid for interest during 2002 and 2001 was approximately $1,820,000 and $1,044,000, respectively.


3.       ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Corporation sells its products using customary trade terms; the resulting accounts receivable are unsecured. Accounts receivable and related allowances are summarized as follows as of December 31:

                                                       2002           2001
                                                   -----------    -----------
         Accounts receivable                       $14,774,382    $ 1,886,508
                                                   -----------    -----------
         Allowances:
           Chargebacks (Note 1)                      8,972,247        283,000
           Sales returns and allowances                223,000         42,000
           Doubtful accounts                            95,000         75,000
                                                   -----------    -----------
         Total allowances                            9,290,247        400,000
                                                   -----------    -----------
         Accounts receivable, net of allowances    $ 5,484,135    $ 1,486,508
                                                   ===========    ===========

4.       INVENTORIES

         Inventories consist of the following amounts at December 31:

                                2002          2001
                             ----------    ----------
         Raw materials       $3,117,293    $1,810,364
         Goods in transit       801,043       144,716
         Work in process      1,153,913       719,729
         Finished goods         543,713       234,246
                             ----------    ----------
         Total               $5,615,962    $2,909,055
                             ==========    ==========

         The principal components used in the Corporation's business are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from sole source suppliers, most of whom must be FDA approved. Qualification of a new supplier could serve to delay the manufacture of the drug involved.

         During 2002 and 2001, the Corporation purchased raw materials of approximately $2,422,000 and $1,138,000, respectively, from Sun Pharma.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


         The Corporation also purchased approximately $-0- and $148,785 of raw materials from an entity owned by a shareholder during 2002 and 2001, respectively.


5.       DEBT (INCLUDING RELATED PARTIES)

         EDC Loan

         Debt at December 31, 2002 includes a note payable to the Economic Development Corporation (EDC) of the City of Detroit (classified as a current obligation of $7,602,547 at December 31, 2002), plus accrued interest there on, related to funds advanced to the Corporation pursuant to a Development and Loan Agreement (the "Agreement") dated August 10, 1990, as amended. The note is collateralized by a first mortgage, effectively, on all of the Corporation's property and equipment purchased pursuant to the Agreement.

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

         During both 2002 and 2001, the Corporation made payments of $1,200,000. Such payments have not brought the Corporation current in its obligations to the EDC, and such payments were made without prejudice to the rights of the EDC to exercise all remedies available to the EDC for failure to make the scheduled payments. While the terms of the restructured loan are being negotiated, the Corporation intends to continue to make payments to the EDC, again without prejudice to the rights of the EDC. Upon a final agreement of the restructured terms of the loan, the Corporation expects to then commence making the requisite agreed upon payments, which management believes has been agreed upon in principle.

         The Corporation had submitted a proposal in April 2002 to the EDC to restructure the loan. Based on a resolution passed at a meeting of the Board of Directors of the EDC on September 25, 2002 and further extended at a meeting on March 19, 2003, the EDC approved a six year extension of the loan of approximately $7.8 million, with interest rates starting at 2.75% and increasing to 5.16% commencing effective January 1, 2003. Under the approval, the EDC would retain a first mortgage on the property, and a first lien on furniture, fixtures and equipment and intellectual property. The EDC resolution will not become effective until a definitive agreement incorporating the above terms has been agreed to by the parties. Subsequent to the close of the year, the Corporation has received drafts of the agreement from the EDC, which is pending final approval. Management believes that the Corporation has the intent and ability to finalize this agreement and, accordingly, the EDC debt has been classified on the accompanying December 31, 2002 balance sheet according to the payment terms approved by the resolution.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


        Loans Payable

         Loans payable to financial institutions consist of the following obligations as of December 31:

                                                                             2002         2001
                                                                         -----------   -----------
        Term loan payable to ICICI Bank of India, with
        quarterly principal payments of $625,000 commencing
        on December 31, 2003 and ending on September 30,
        2005. Interest is adjusted semi-annually and is
        charged at the LIBOR rate plus 140 basis points
        (effective rate of 2.8% at December 31, 2002), and is
        due in quarterly installments.                                   $ 5,000,000   $ 5,000,000

        $12.5 million term loan payable to Bank of Nova
        Scotia, with semi-annual principal payments of
        $3,125,000 commencing in February 2004 and ending in
        August 2005. Interest is charged at the LIBOR rate
        plus 30 basis points (effective rate of 1.7% at
        December 31, 2002), and is due in quarterly installments.
        An additional annual fee of $15,000 is charged.                   10,900,000    10,000,000
                                                                         -----------   -----------
                  Total loans payable                                    $15,900,000   $15,000,000
                                                                         ===========   ===========

         At December 31, 2002, $10,900,000 has been drawn on the Bank of Nova Scotia term loan. Additional amounts available to be drawn must be drawn prior to March 25, 2003, at which time no further draws are permitted. Principal prepayments are not permitted until August of 2003.

         The Corporation incurred approximately $62,500 in bank fees as stipulated in the Bank of Nova Scotia term loan during both 2002 and 2001. The repayment of these term loans is guaranteed by Sun Pharma.

         Stockholder Notes Payable

         Stockholder notes payable consist of the following obligations as of December 31:

                                                                        2002           2001
                                                                     ----------     ----------
        Promissory note payable to Sun Pharma with the
        entire principal balance due in October 2003.
        Interest is charged at 8% per annum and is payable
        in semi-annual installments.                                 $5,300,000     $5,300,000

        Promissory note payable to Sun Pharma with the
        entire principal balance due in August 2006.
        Interest is charged at 8% per annum and is
        payable in semi-annual installments.                          3,850,000      2,450,000

        Promissory note payable to Sun Pharma Global, Inc.,
        a wholly-owned subsidiary of Sun Pharma, with the
        entire principal balance due in October 2003. Interest
        is charged at 8% per annum and is payable in
        semi-annual installments.                                       550,000        550,000
                                                                     ----------     ----------
                  Total shareholder notes payable                    $9,700,000     $8,300,000
                                                                     ==========     ==========

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

         Notes payable to Sun Pharma and Sun Pharma Global, Inc. are subordinated to the EDC loan.

         Interest incurred on these stockholder notes amounted to $765,337 and $528,608 in 2002 and 2001, respectively. Accrued expenses include approximately $393,545 and $630,000 of accrued interest payable on stockholder notes at December 31, 2002 and 2001, respectively.

         Scheduled maturities of all long-term debt for each of the years succeeding December 31, 2002 are summarized as follows:

              Year ended
              December 31                        Amount
              -----------                     -----------
                 2003                         $ 7,479,000
                 2004                           9,955,000
                 2005                           7,740,000
                 2006                           5,095,000
                 2007                           1,292,000
                 Thereafter                     1,641,547
                                              -----------
                 Total                        $33,202,547
                                              ===========


6.       INCOME TAXES

         At December 31, 2002 a deferred income tax asset and related valuation allowance, attributable primarily to the net operating loss carryforwards (calculated using a 34% tax rate) of approximately $18,100,000 has been established. Changes in the valuation allowance were approximately $770,000 and $1,930,000 in 2002 and 2001, respectively

         At December 31, 2002, net operating loss carryforwards of approximately $53,000,000 are available to offset future federal taxable income, if any. Certain of the net operating losses begin to expire in 2007. The Corporation's ability to utilize the net operating loss carryforwards may be limited due to ownership changes.


7.       STOCKHOLDERS' DEFICIT

         Other Common Stock Issuances (also see Note 2)

         During 2002, the Corporation issued 1,632,000 shares of common stock to an affiliate of Sun Pharma in exchange for the formula for three ANDA products delivered to Caraco. The issuance of such shares have been recorded as research and development expense, based on the fair value of the respective shares on the date earned, which totaled $3,887,423 in 2002. These shares have also been included in the calculation of the weighted average number of common shares outstanding in the year the respective formula was delivered.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


         During 2002, 285,714 shares of preferred stock were converted into 285,714 shares of common stock. The Corporation recorded additional paid-in capital of $287,888 for the differences between the fair value of the common stock on the conversion date and the per share value of the preferred stock.

         During 2002, the Corporation issued 635,000 shares of common stock in connection with a private placement offering resulting in net proceeds of $1,692,000 or approximately $2.66 per share.

         During 2002 and 2001, the Corporation issued 36,000 and 1,200 shares, respectively, of common stock to non-employee directors in exchange for services rendered. The Corporation recorded compensation expense of $41,400 and $450, respectively, based on the fair values of such shares on the dates they were earned.

         Common Stock

         During 2002, the Corporation's Board of Directors approved the authorization of an additional 20,000,000 shares of common stock, which would be formally authorized upon the approval by the shareholders of the Corporation.

         Preferred Stock

         The Corporation has authorized 5,000,000 shares of preferred stock which are issuable in series with the terms and amounts set at the Board of Directors discretion. During 2002, the Corporation's Board of Directors authorized an additional 10,000,000 shares of preferred stock, which would be formally authorized upon the approval of the shareholders of the Corporation.

         Each share of Series A Preferred Stock is nonvoting and was convertible, at the option of the holder, into one share of common stock. The preferred shares required annual dividends of $0.21 per share on a cumulative basis. Accrued dividends on preferred stock at December 31, 2002 and 2001 were $350,380 and $300,000, respectively. It is expected that such dividends will be paid in 2003 and, accordingly, the related liability is classified as a current obligation on the accompanying balance sheet.

         In November 2002, in connection with the technology transfer agreement with a subsidiary of Sun Pharma (Note 1), the Corporation created a new series of preferred stock designated as the Series B Convertible Preferred Stock, consisting of 13,600,000 shares of no par nonredeemable preferred stock. The Series B Preferred Stock, which has no voting or dividend rights or liquidation preference other than priority liquidation based on their face value, can be converted after 3 years from the issuance date into one share of common stock, subject to a conversion adjustment in the event common stock equivalents are issued by the Corporation in certain circumstances. Formal authorization of these shares are pending final shareholder approval.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

8.       COMMON STOCK OPTIONS

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

                                                      2002                    2003
                                             ---------------------  ---------------------
                                                         Weighted                Weighted
                                                         Average                 Average
                                                         Exercise                Exercise
                                             Shares       Price      Shares       Price
                                             -------     ---------  --------     --------
         Outstanding, beginning of year       679,375     $ 1.03     428,331     $   1.51

         Granted                                   --        --      343,000         0.96

         Terminated                           (14,000)      1.74     (91,956)       (3.31)
                                             --------     ------    --------     --------
         Outstanding, end of year             665,375     $ 1.01     679,375     $   1.03
                                             ========     ======    ========     ========

         Options exercisable, end of year     288,075     $ 1.04     168,200     $   1.13
                                             ========     ======    ========     ========

         Options at December 31, 2002:

                                   Options Outstanding           Options Exercisable
                             --------------------------------    -------------------
                                      Remaining
                                      Contractual   Exercise               Exercise
Range of Exercise Prices    Shares      Life *       Price *     Shares    Price *
------------------------    -------   -----------   ---------    ------    --------
     $0.68 to $1.00         334,375    3.4 years      $0.84      137,075    $ 0.89
     $1.01 to $2.00         331,000    3.4 years       1.19      151,000      1.17
                            -------    ---------      -----      -------    ------
Total                       665,375    3.4 years      $1.01      288,075    $ 1.04
                            =======    =========      =====      =======    ======

                      *Weighted average

         Other Common Stock Option Agreements

         The Corporation has issued other stock options outside of the 1999 and 1993 Plans. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:

                                                       2002                        2003
                                             ------------------------    -------------------------
                                                            Weighted                     Weighted
                                                            Average                      Average
                                                            Exercise                     Exercise
                                               Shares        Price         Shares          Price
                                             ----------    ----------    ----------     ----------
         Outstanding, beginning of year       2,250,824    $     2.00     2,300,824     $     2.01
         Granted                                     --            --            --             --
         Terminated                                  --            --       (50,000)          3.50
                                             ----------    ----------    ----------     ----------
         Outstanding, end of year             2,250,824    $     2.00     2,250,824     $     2.10
                                             ==========    ==========    ==========     ==========
         Options exercisable, end of year     2,250,824    $     2.00     2,250,824     $     2.00
                                             ==========    ==========    ==========     ==========

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS



         Options at December 31, 2002:

                                          Options Outstanding            Options Exercisable
                                  ----------------------------------    ---------------------
                                               Remaining
                                              Contractual   Exercise                Exercise
Range of Exercise Prices          Shares        Life *       Price *     Shares      Price *
------------------------         ---------    -----------   --------     ------     --------
    $0.66 to $1.00                 250,000     1.9 years    $   0.75      250,000   $   0.75
    $1.01 to $2.00               1,024,158     2.9 years        1.45    1,024,158       1.45
    $2.01 to $3.00                 666,666     3.3 years        2.63      666,666       2.63
    $3.01 to $4.00                 310,000     1.4 years        3.50      310,000       3.50
                                 ---------    ----------    --------    ---------   --------
Total                            2,250,824     2.7 years    $   2.00    2,250,824   $   2.00
                                 =========     =========    ========    =========   ========

          *Weighted average

         The Corporation follows the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has generally been recognized in the financial statements for its outstanding stock options. Had stock compensation expense been determined pursuant to the methodology provided in SFAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions for grants in 2001 would have been employed: expected volatility of 104%, risk free interest rate of 1.7%, and expected lives of 6 years. The proforma effect on operations would have been an increase in the 2001 net loss of approximately $265,000, or $0.01 per common share. The weighted average fair value of the options granted in 2001 was $0.77 per share. No options were granted during 2002.

         In December 2001, the Board of Directors extended the exercise date to December 31, 2005 with respect to options for 224,158 shares of Caraco common stock previously granted to an independent director. The modification has resulted in the options being treated as variable rather than fixed in accordance with Financial Accounting Standards Board Interpretation 44 (FIN 44). Variable compensation expense of $262,265 has been recorded during 2002 for the difference between the fair value of the underlying common stock and the exercise price of the respective options. No corresponding compensation expense was appropriate in 2001.

         Strategic Alliance Stock Option Arrangement

         Pursuant to an agreement between the Corporation and Hexal-Pharma BmbH & Co., KG, a German pharmaceutical company and its United States affiliate (together, "Hexal") dated October 1, 1993, Hexal agreed to convey to the Corporation the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bioequivalency studies required for the preparation of ANDAs for each of two specified generic drugs (the "Product"). The Corporation agreed to pay Hexal royalties on the yearly sales of each Product (see below). The Corporation filed an ANDA in March 1995 with respect to Metoprolol Tartrate, received approval from the FDA in December 1996 and introduced it in 1997. (Metoprolol Tartrate is one of our 13 current products. See "Caraco's Products and Product Strategy".) Hexal has decided not to proceed with the development of the second Product.

         Pursuant to the agreement, the Corporation has, for each Product (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 per share; and (ii) a Product Option to purchase shares at an

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


         exercise price of $3.50 per share. These options may be exercised and payment for shares may be made only out of royalties, and any interest earned on the royalties while held by the Corporation payable to Hexal for sales of the related product. No options have yet been exercised. Royalties payable to Hexal, which are included in accrued expenses, amount to $801,144 and $296,715 at December 31, 2002 and 2001,
         respectively. The Corporation has recently learned that the formula provided to them by Hexal, with respect to Metoprolol Tartrate, may be different than the formula currently used for manufacturing by the Corporation. The Corporation is investigating further whether they should continue to accrue the related royalties based on these formula differences.


9.       LEASES

         The Corporation entered into two noncancelable operating leases during 2000 with Sun Pharma to lease production machinery. The leases each require quarterly rental payments of $4,245 and expire during 2005.

         The Corporation entered into a noncancelable operating lease with an unrelated party during 2002 to lease an additional warehouse. The lease requires monthly payments of $8,750 and expires in November 2005.

         Net rental expense on these operating leases was $51,460 and $33,960 in 2002 and 2001, respectively.

         The following is a schedule of annual future minimum lease payments required under the operating leases with remaining noncancelable lease terms in excess of one year as of December 31, 2002:

                   Year                             Amount
                   ----                            --------
                   2003                            $138,960
                   2004                             138,960
                   2005                             108,985
                                                   --------
                   Total minimum payments due      $386,905
                                                   ========

         The Corporation also paid Sun Pharma approximately $310,000 during 2002 for the purchase of various parts needed to operate production machinery.

10.      RETIREMENT PLAN

         The Corporation established in 2001 a deferred compensation plan qualified under Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees are permitted to contribute up to the maximum allowable amount determined by the Internal Revenue Code. The Corporation may make discretionary matching and profit sharing contributions under the provisions of the Plan. No discretionary contributions were made by the Corporation during either 2002 or 2001.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS

11.      SALES AND CUSTOMERS

         Major Customer

         Shipments to one wholesale customer accounted for approximately 65% and 35% of net sales in 2002 and 2001, respectively. Balances due from this customer represented approximately 80% and 40% of accounts receivable at December 31, 2002 and 2001, respectively.

         The loss of this customer could have a negative effect on short-term operating results.

         Sales Commitment

         The Corporation entered into an agreement with an unrelated party in June of 2002 to ship approximately $13,000,000 of product to the customer over a one year base contract period. The agreement provides for certain penalty provisions if the Corporation is unable to meet its sales commitment and additionally provides for four one year option periods.

         Other

         Net sales in 2002 and 2001 included approximately $850,000 and $250,000 related to contracted manufacturing activities.


12.      OTHER MATTERS

         Employment Contracts

         The Corporation has employment agreements with three of its executive officers which provide for fixed annual salaries and a six month continuance including insurance benefits and immediate stock options vesting upon termination without cause. The agreement with one of the executives also provides for six-month salary and benefits continuance in the event of a change in ownership control of the Corporation and a significant change in employment duties.

         Litigation

         The Corporation is involved in routine litigation incidental to its business. The Corporation is defending its interests and is contesting the claims against it. Management believes the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

         Product Liability and Insurance

         The Corporation currently has in force general and product liability insurance, with coverage limits of $10 million per incident and in the aggregate. The Corporation's insurance policies provide coverage on a claim made basis and are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the coverage limits of such policies will be adequate to cover the Corporation's liabilities, should they occur.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.

                          NOTES TO FINANCIAL STATEMENTS


13.      RESTATEMENT

         In 2002, the Corporation recorded a prior period adjustment to restate common stock and the accumulated deficit as of January 1, 2001 in connection with the valuation of its common shares issued to Sun Pharma in exchange for product technology transfers received through that date. The restatement, which served to increase the accumulated deficit and capital previously reported at that date by $1,155,492, had no effect on operating results in 2002 or 2001.


                                    * * * * *

                                  EXHIBIT INDEX

3.04     Certificate of Determination of Rights, Privileges and Preferences
         Series B Preferred Stock.

3.07     Amendment to Amended and Restated Bylaws.

10.23    Agreement between Caraco and Sun Pharma Global, Inc. dated
         November 21, 2002.

10.24    Sales contract with government vendor.

24.1     Power of Attorney (on signature page).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002