Form 10-Q
period 2004-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2004-10-21
CIK 887708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2004

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

                                 Yes { } No {X}

As of October 18, registrant had 24,600,628 shares of common stock issued and outstanding.

                     CARACO PHARMACEUTICAL LABORATORIES LTD.
                                 BALANCE SHEETS

                                                                                      BALANCES AS AT
                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2004                 2003
                                                                             ------------         ------------
                                                                               UNAUDITED            AUDITED
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $  1,859,273         $  4,206,282
  Accounts receivable, net                                                      1,723,408            4,538,473
  Inventories                                                                  14,697,759            9,610,810
  Prepaid expenses and deposits                                                 1,268,746              562,030
                                                                             ------------         ------------
TOTAL CURRENT ASSETS                                                           19,549,186           18,917,595
                                                                             ------------         ------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                            197,305              197,305
  Building and improvements                                                     9,186,316            7,917,986
  Equipment                                                                     8,528,690            6,991,024
  Furniture and fixtures                                                          551,864              364,140
                                                                             ------------         ------------
  Total                                                                        18,464,175           15,470,455
  Less: accumulated depreciation                                                6,579,697            5,963,780
                                                                             ------------         ------------
NET PROPERTY, PLANT & EQUIPMENT                                                11,884,478            9,506,675
                                                                             ------------         ------------

TOTAL ASSETS                                                                 $ 31,433,664         $ 28,424,270
                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                           $  1,714,920         $  1,386,161
  Accounts payable - Sun Pharma                                                 4,620,036            3,839,815
  Accrued expenses                                                              1,427,875            4,917,216
  Current portion of bank loans payable                                         7,000,000            8,750,000
  Current portion of EDC debt                                                           0            1,115,213
                                                                             ------------         ------------
TOTAL CURRENT LIABILITIES                                                      14,762,831           20,008,405
                                                                             ------------         ------------

LONG-TERM LIABILITIES
  EDC debt                                                                              0            5,270,277
  Bank loans payable                                                                    0            8,125,000
                                                                             ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                             0           13,395,277
                                                                             ------------         ------------
TOTAL LIABILITIES                                                              14,762,831           33,403,682
                                                                             ------------         ------------

STOCKHOLDERS' EQUITY / (DEFICIT)
  Common stock, no par value, authorized 50,000,000 shares;
   issued and outstanding shares - 24,600,628 and 24,577,828 shares            41,464,227           41,442,311
  Convertible Series B Preferred Stock, no par value, authorized
  5,000,000 shares; issued and outstanding - 3,264,000 and -0- shares          21,282,490                    0
  Additional paid in capital                                                    2,718,735            2,718,735
  Accumulated deficit                                                         (48,794,619)         (49,140,458)
                                                                             ------------         ------------
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)                                         16,670,833           (4,979,412)
                                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)                       $ 31,433,664         $ 28,424,270
                                                                             ============         ============

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF NET INCOME

                                                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                    ---------------------------------         ---------------------------------
                                                       2004                  2003                 2004                 2003
                                                    ------------         ------------         ------------         ------------
NET SALES                                           $ 43,659,631         $ 32,905,662         $ 15,298,678         $ 12,294,125
Cost of goods sold                                    17,157,588           13,112,198            6,046,413            4,458,785
                                                    ------------         ------------         ------------         ------------
Gross profit                                          26,502,043           19,793,464            9,252,265            7,835,340
                                                    ------------         ------------         ------------         ------------

Selling, general and administrative expenses           3,576,514            5,689,566              883,436            2,599,746
R&D cost                                               4,037,282            2,018,029            1,543,452              491,310
R&D cost - affiliate (Note 7)                         18,179,120                    0            5,687,520                    0
                                                    ------------         ------------         ------------         ------------
Operating income                                         709,127           12,085,869            1,137,857            4,744,284
                                                    ------------         ------------         ------------         ------------

Other income / (expense)
  Interest expense                                      (398,672)          (1,041,382)             (81,497)            (223,660)
  Interest income                                         34,767               24,790               18,142               17,747
  Other income / (expense)                                   617                    0              (12,418)                   0
                                                    ------------         ------------         ------------         ------------
Net other expense                                       (363,288)          (1,016,592)             (75,773)            (205,913)
                                                    ------------         ------------         ------------         ------------

NET INCOME                                          $    345,839         $ 11,069,277         $  1,062,084         $  4,538,371
                                                    ============         ============         ============         ============

NET INCOME PER COMMON SHARE
  Basic                                                     0.01                 0.46                 0.04                 0.19
  Diluted                                                   0.01                 0.44                 0.04                 0.18

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
         UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                      PREFERRED STOCK           COMMON STOCK         ADDITIONAL                    TOTAL
                                   ----------------------  -----------------------    PAID IN     ACCUMULATED  STOCKHOLDERS'
                                    SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL       DEFICIT    EQUITY (DEFICIT)
                                   ---------  -----------  ----------  -----------  -----------  ------------  ----------------

BALANCES AT JANUARY 1, 2004                -            -  24,577,828  $41,442,311  $ 2,718,735  $(49,140,458) $    (4,979,412)

Issuances of common stock
upon exercise of  stock options                                22,800       21,916                                      21,916

Issuances of preferred stock to
affiliate in exchange for product
technology transfers               3,264,000   21,282,490                                                           21,282,490

Net income                                                                                            345,839          345,839

                                   ---------  -----------  ----------  -----------  -----------  ------------  ---------------
BALANCES AT SEPTEMBER 30, 2004     3,264,000  $21,282,490  24,600,628  $41,464,227  $ 2,718,735  $(48,794,619) $    16,670,833
                                   =========  ===========  ==========  ===========  ===========  ============  ===============

See accompanying notes

                    CARACO PHARMACEUTICAL LABORATORIES, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                       2004              2003
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) / income                                             $    345,839      $ 11,069,277
  Adjustments to reconcile net (loss) / income  to
  net cash provided by operating activities
         Depreciation                                                   615,915           422,180
         Common shares issued in lieu of cash for compensation                0           262,450
         Variable compensation expense for stock options                      0         1,833,612
         Preferred shares issued to affiliate for R&D cost           18,179,120                 0
         Changes in operating assets and liabilities
         which provided / (used) cash:
              Accounts receivable                                     2,815,065          (925,503)
              Inventories                                            (5,086,949)       (1,867,348)
              Prepaid expenses and deposits                            (706,714)       (1,004,969)
              Accounts payable                                        1,108,980          (648,115)
              Accrued expenses                                         (385,971)          210,663
                                                                   ------------      ------------
Net cash provided by operating activities                            16,885,285         9,352,247
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                        (2,993,720)       (1,315,204)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans                                           10,000,000         1,600,000
  Net bank loans paid                                               (19,875,000)                0
  Proceeds from exercise of stock options                                21,916           790,591
  Payment of preferred stock dividends                                        0          (350,380)
  Payments of EDC debt                                               (6,385,490)         (909,651)
  Net loans repaid to stockholders                                            0        (6,850,000)
                                                                   ------------      ------------
Net cash used in financing activities                               (16,238,574)       (5,719,440)
                                                                   ------------      ------------

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS               (2,347,009)        2,317,603
Cash and cash equivalents, beginning of period                        4,206,282           534,228
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,859,273      $  2,851,831
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

During the nine months ended September 30, 2004, 544,000 shares of preferred stock were issued to Sun Global in satisfaction of the related liability for one product transfer that had been accrued at December 31, 2003 in the amount of $3,103,370.

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

3.    CURRENT STATUS OF THE CORPORATION

      Net sales for the three months and nine months ended September 30, 2004 were $15.3 million and $43.7 million, respectively, as compared to $12.3 million and $32.9 million, respectively, for the corresponding periods of 2003. We have earned an operating income of $1.1 million and $0.7 million, respectively, for the three months and nine months ended September 30,2004 as compared to operating income of $4.7 million and $12.1 million, respectively, for the corresponding periods of 2003. After interest expense, we have earned net income of $1.1 million and $0.3 million, respectively, for the three months and nine months ended September 30, 2004 as compared to net income of $4.5 million and $11.1 million, respectively, for the corresponding periods of 2003. Net cash generated from operating activities was $16.9 million for the nine months ended September 30, 2004 as compared to $9.4 million for the corresponding period in 2003. At September 30, 2004, stockholders' equity increased to $16.7 million as compared to a stockholders' deficit of $5.0 million at December 31, 2003. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

      Pursuant to our products agreement with Sun Pharma Global, Inc. ("Sun Global"), a wholly-owned subsidiary of Sun Pharma, we have selected, during the second quarter of 2004, eight additional products over and above the seven products selected in the first quarter of 2004. This makes a selection of a total of 15 products out of the 25 products to be transferred to us by Sun Global. Of these, six products have passed bio-equivalency studies, including five products during the nine months ended September 30, 2004. Under the products agreement, Sun Global has earned 544,000 preferred shares for each such product. (See "Sun Pharmaceutical Industries Limited" and " Item 2. - Future Outlook" below.)

      During the nine months ended September 30, 2004, we filed three ANDAs with the FDA of the six above-mentioned products. This brings the total number of ANDAs pending approval by the FDA to four. We anticipate that a majority of the three pending ANDAs will be filed shortly.

      One of the filed ANDAs is for a generic version of Ortho-McNeil Pharmaceutical Inc.'s Ultracet(R), challenging its patent under a commonly known procedure as a paragraph IV certification. We believe that we were the third company to file a paragraph IV certification for the drug product and we do not expect to get 180 days exclusivity. Ortho-McNeil Pharmaceutical Inc. has instituted patent litigation against Caraco. (See "Litigation" below.)

      During the nine months ended September 30, 2004, we received approvals for an additional strength of one product in our portfolio and one new product from the FDA. (See "Organization and Nature of Business" above).

      During the nine months ended September 30, 2004, the Company repaid the entire balance of $4.4 million due to ICICI Bank Limited and the $6.4 million mortgage loan due to the Economic Development Corporation of the City of Detroit (the "EDC"), and repaid $12.5 million due to the Bank of Nova Scotia. These payoffs were funded from internal cash flow and by utilizing a $10.0 million credit line arranged with Citibank, N.A. Of this $10.0 million, the Company has repaid $3.0 million during the third quarter of 2004. This leaves a total outstanding balance of $7.0 million payable to Citibank at September 30, 2004.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The subject matter of SFAS No. 149 is not currently applicable to the Corporation; accordingly, it is not expected that the provisions of SFAS No. 149 will have a material impact on the financial position, results of operations or cash flows of the Corporation.

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

      The basic and diluted weighted average numbers of common shares outstanding for the three months and nine months ended September 30, 2004 were 24,583,220 and 29,318,828, respectively. The basic and diluted weighted average numbers of common shares outstanding for the three and nine months ended September 30, 2003 were 23,977,673 and 25,317,464, respectively.

6.    MORTGAGE NOTE WITH EDC

      On April 13, 2004, the Company repaid the entire $6.1 million loan balance due to the EDC (effective rate of interest of 3.36%). This was funded by utilizing part of the $10.0 credit line arranged with Citibank, N.A. (effective rate of interest of 2.25%). Accordingly, all liens and other restrictions previously imposed on the Company by the EDC have been removed.

7.    SUN PHARMACEUTICAL INDUSTRIES LIMITED

      Pursuant to a stock purchase agreement, Sun Pharma had, as of December 31, 1998, remitted a total of $7.5 million to us for the purchase of 5.3 million common shares.

      Sun Pharma had assisted us, by acting as guarantor, in obtaining line of credit loans from ICICI Bank Limited and The Bank of Nova Scotia in the amounts of $5.0 million and $12.5 million, respectively. As of September 30, 2004, we have repaid all of such loans. Sun Pharma also assisted us by acting as a guarantor of the Citibank credit line (see Note 9 below).

      In November 2002, we entered into a products agreement with Sun Global for the transfer of the technology for 25 generic products over a period of 5 years. Under such agreement, we conduct, at our expense, all tests including bio-equivalency studies. Sun Global receives 544,000 shares of a new class of Series B preferred stock (convertible into common stock after three years) for each ANDA product transferred upon the ANDA successfully passing the bio-equivalency studies. The preferred shares are non-voting and do not receive dividends.

      The new products agreement with Sun Global was amended by the Independent Committee in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, we selected seven products during the first quarter of 2004 that we had been working on during 2003, but had not been formally selected under the products agreement prior to its amendment. Subsequently, during the second quarter, we have selected eight additional products, making a total of 15 products. Of these, six products have passed bio-equivalency studies, including five products during the nine months ended September 30, 2004. Sun Global has thereby earned 544,000 preferred shares for each product.

      Sun Pharma has established Research and Development Centers in Mumbai and Baroda, India where the development work for products is performed.

      Sun Pharma supplies us with a substantial portion of our raw materials and certain formulations. In addition, Sun Pharma assists us in acquiring machinery and equipment to enhance our production capacities.

      Sun Pharma has also provided us with qualified technical professionals, many of whom are currently working at our facility.

      During the first quarter of 2004, Sun Pharma acquired 3,452,291 additional shares of common stock and 1,329,066 stock options from two former directors and a significant stockholder, thereby increasing its beneficial ownership from approximately 48% to 63%. Based on the current number of shares of common stock and options outstanding and if the 3,264,000 shares of Series B preferred stock were converted to common stock, Sun Pharma's beneficial ownership would increase to approximately 68%. The Series B preferred stock is convertible after three years from the date of issuance or following a person (other than Sun Pharma and its affiliates) acquiring control of the Corporation.

8.    TERM LOANS FROM ICICI BANK AND THE BANK OF NOVA SCOTIA

      During the nine months ended September 30, 2004, we have repaid the entire loan due to ICICI Bank Limited out of funds generated from operations.

      Also, during the nine months ended September 30, 2004, we have prepaid the entire loan due to Bank of Nova Scotia partly out of funds generated from operations and the balance from a line of credit from Citibank N.A (see note 9 below).

9.    LINE OF CREDIT FROM CITIBANK N.A.

      The Corporation has obtained a $10.0 million line of credit from Citibank, N.A. with a secured irrevocable and unconditional standby letter of credit provided by Sun Pharma. The line of credit is being used to finance working capital requirements, higher cost debt redemption and for financing capital expenditures. Interest payments are due monthly. The line of credit is revolving and for 1 year. Outstanding balances on the line of credit may be repaid at any time. The rate of interest is Libor + 125 basis points (current effective rate being 2.25%). As of September 30, 2004, we have an outstanding balance of $7.0 million from Citibank, which has been classified as current on the accompanying September 30, 2004 balance sheet.

10.   COMMON STOCK ISSUANCES

      We issued 22,800 and 724,896 shares of common stock to our employees upon exercise of their stock options during the nine months ended September 30, 2004 and 2003, respectively. No common stock was issued to the directors as compensation for attendance at board and committee meetings during the nine months ended September 30, 2004 as compared to 31,000 shares issued during the corresponding period of 2003.

11.   PREFERRED STOCK ISSUANCES

      We issued 3,264,000 shares of preferred stock to Sun Global during the nine months ended September 30, 2004, of which 544,000 were earned in 2003. No shares of preferred stock were issued to Sun Global during the corresponding period in 2003.

12.   SALES AND CUSTOMERS

      Certain of our customers purchase our products through designated wholesale customers, which act as intermediary distribution channels for our products. For example, the Veterans Administration, which has entered into the sales contract discussed below, has selected McKesson as its designated wholesaler.

      Shipments to two wholesale customers accounted for approximately 72% and 77% of gross sales during the nine months ended September 30, 2004 and September 30, 2003, respectively. Balances due from these wholesalers represented approximately 61% of gross accounts receivable at September 30, 2004 and 66% of gross accounts receivables at December 31, 2003. No other single customer represented more than 10% of our gross sales during the past two years.

13.   LITIGATION

      On September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company's filing of an ANDA seeking approval to market its generic version of Ortho-McNeil's Ultracet(R) drug product infringed Ortho-McNeil's patent, which Ortho-McNeil claims expires on September 6, 2011. Ortho-McNeil seeks an order from the Court which, among other things, directs the FDA not to approve Caraco's ANDA any earlier than the claimed expiration date. As noted above under "Current Status of the Corporation," the ANDA contained a paragraph IV certification challenging the Ortho-McNeil patent. We believe that the Ortho-McNeil patent is invalid and/or will not be infringed by Caraco's manufacture, use or sale of the product, and we intend to vigorously defend this action.

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

      We are involved in certain legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters would have a material adverse effect on our financial position or results of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

      We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of September 30, 2004 and the related statements of net income, stockholders' equity (deficit) and cash flows for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003. These financial statements are the responsibility of the Company's management.

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

Troy, Michigan
October 18, 2004

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

      OVERVIEW

      We have generated cash from operations of $16.9 million for the nine months ended September 30, 2004 as compared to $9.4 million for the corresponding period of 2003. This $16.9 million is the net cash generated after $5.1 million utilized in increase of inventories. This cash was available and used primarily to pay off Company debt and to fund our capital expenditures. We earned net income of $0.3 million during the nine months ended September 30, 2004 compared to net income of $11.1 million during the corresponding period of 2003. The lower net income was primarily due to non-cash research and development expense (R&D) of $18.2 million for the nine months ended September 30, 2004 compared to no similar expense during the corresponding period of 2003. This non-cash R&D expense related to 5 products passing their bio-equivalency studies during the nine months ended September 30, 2004 as compared to none during the corresponding period of 2003.

      FDA COMPLIANCE AND PRODUCT APPROVALS

      During November 2002, the FDA conducted an inspection of our facility and found us to be substantially in compliance with cGMP regulations. While the FDA did issue us an FDA 483 list of observations, we do not believe they are material and we have taken appropriate remedial actions.

      We have submitted 18 ANDAs to the FDA for approval since August 1997, including three filed during the nine months ended September 30, 2004. Of these, 14 have been approved and four are pending approval.

      THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

      NET SALES

      Net sales for the three months and nine months ended September 30, 2004 were $15.3 million and $43.7 million, respectively, as compared to $12.3 million and $32.9 million, respectively for the corresponding periods of 2003, reflecting increases of 24% and 33%, respectively. The increases are due to the higher production and marketing of most of our products. In addition, with our larger base of products, we have been able to attract both new customers and larger orders. As of September 30, 2004, we manufacture and market all except one of the approved products. Sales of three products accounted for 81% of our net sales during the nine months ended September 30, 2004 as compared to 82% during the nine months ended September 30, 2003.

      GROSS PROFIT

      We earned a gross profit of $9.3 million and $26.5 million during the three months and nine months ended September 30, 2004, respectively, as compared to a gross profit of $7.8 million and $19.8 million during the corresponding periods in 2003, reflecting increases of 19% and 34%, respectively. The improvement was primarily due to higher sales volumes, better-cost absorption of operational overheads, and cost reductions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months and nine months ended September 30, 2004 were $0.9 million and $3.6 million, respectively, as compared to $2.6 million and $5.7 million, respectively, for the same periods in 2003. This represents decreases of 65% and 37%, respectively. Selling, general and administrative expenses, as a percentage of net sales, during the nine months ended September 30, 2004 have decreased to 8% compared to 17% during the corresponding period of 2003. The decrease in selling, general and administrative expenses was primarily due to the absence of variable compensation expense during the three and nine months ended September 30, 2004.

      RESEARCH AND DEVELOPMENT EXPENSES

      Cash research and development expenses during the three months and nine months ended September 30, 2004 were $1.5 million and $4.0 million, respectively, as compared to $0.5 million and $2.0 million, respectively, during the corresponding periods of 2003. The reason for the higher cash research and development expenses was higher expenditures for bio-study costs during the relevant periods of 2004 compared to none during the corresponding periods of 2003.

      Non-cash research and development expenses of $5.7 million and $18.2 million (technology transfer costs) have been recorded for the three and nine months ended September 30, 2004 for two and five product transfers, respectively. There were no non-cash research and development expenses during the corresponding periods of 2003.

      OPERATING INCOME

      We earned operating income of $1.1 million and $0.7 million during the three months and nine months ended September 30, 2004 as compared to operating income of $4.7 million and $12.1 million during the corresponding periods in 2003. The decreases were primarily due to higher non-cash research and development expense of $5.7 million and $18.2 million, respectively, in 2004 as compared to no similar expense during the corresponding periods in 2003.

      INTEREST EXPENSE

      Interest expense on loans was $0.1 million and $0.4 million, respectively, for the three months and nine months ended September 30, 2004 compared to $0.2 million and $1.0 million, respectively, for the corresponding periods of 2003. The reduction in interest expense is primarily due to our repaying the loan of $10 million to Sun Pharma and its affiliates during 2003, the loans of $4.4 million to ICICI Bank Limited, $6.4 million to the EDC and $12.5 million to The Bank of Nova Scotia during 2004.

      RESULTS OF OPERATIONS

      We earned net income of $1.1 million and $0.3 million, respectively for the three months and nine months ended September 30, 2004 as compared to earning net income of $4.6 million and $11.1 million for the corresponding periods of 2003.

      The significantly lower net income in the three and nine months ended September 30, 2004 were primarily due to higher non-cash research and development expense of $5.7 million and $18.2 million compared to no similar expense in the corresponding periods of 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 2004, we generated net cash from operations of $16.9 million as compared to $9.4 million during the corresponding period of 2003. The higher cash generation was primarily due to higher sales and improved cost absorptions in our operations. This $16.9 million is the net cash generated after $5.1 million utilized in increase of inventories.

      In addition to helping repay the entire balances of $4.4 million to ICICI Bank Limited, $6.4 million to the EDC and $12.5 million to The Bank of Nova Scotia, operations have generated cash sufficient to fund our capital expenditures of $3.0 million during the nine months ended September 30, 2004. The capital expenditures were primarily for augmenting manufacturing facilities.

      At September 30, 2004, we have an outstanding balance of $7.0 million due to Citibank N.A.

      At September 30, 2004, the Corporation had positive working capital of $4.8 million compared to a negative working capital of $1.1 million at December 31, 2003. The positive working capital position is primarily due to repayments of our debt obligations classified as current at December 31, 2003 and reductions in current liabilities from 2003 related primarily to technology transfer costs.

      FUTURE OUTLOOK

      We are substantially cGMP compliant since 2001, and have received approvals for twelve ANDAs during the last three years. We have expanded and upgraded our facilities and expanded our customer base.

      Management expects the trend of continued increases in sales and improvement in cash flows during the remainder of 2004. Pricing pressures, due to increased competition, have continued during 2004 and are expected to continue in 2005, which may result in lower gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, better-cost absorption of operational overheads, and cost reductions. We are optimistic to achieve the higher of our previously stated guidance of 20 to 25% revenue growth during 2004.

      As disclosed, under the products agreement dated November 21, 2002, between Sun Global and the Company, Sun Global has agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible after three years on a one-to-one basis into common shares) per product, upon the passing of bio-equivalency studies. Since the date of the products agreement, 15 products have been selected for development by the Company and six of these products have passed their respective bio-equivalency studies (one in 2003 and five in the first nine months of 2004). If some of the remaining nine products pass their bio-equivalency studies in 2004, the fair value of the preferred shares earned by Sun Global in exchange for such products could cause our non-cash research and development expenses to increase to an amount which would significantly decrease profit or create a loss.

      While the development of new products will increase our non-cash R&D expense and will impact earnings per share, we anticipate that cash will be available, among other things, to repay loans and reduce interest burden, meet increased working capital requirements and finance capital investments. This in turn will strengthen our balance sheet and build value for our stockholders.

      The Company will continue to aggressively move forward on the development of the products presented and to be presented for consideration by Sun Global pursuant to the products agreement. We believe that receiving products from Sun Global provides us with a partner who has a proven track record; one that already has provided us with quality products. Moreover, Sun Pharma's increased beneficial ownership in us, to approximately 63%, should, we believe, provide it with the incentive to continue to help us succeed. Sun Pharma has already provided us with millions of dollars in capital, loans, and guarantees of loans, and with personnel, raw materials and equipment, which have significantly helped us to date.

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

      Such risks and uncertainties include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment;
(ii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iii) governmental restrictions on the sale of certain products; (iv) dependence on key personnel; (v) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vi) market and customer acceptance and demand for new pharmaceutical products; (vii) availability of raw materials in a timely manner, at competitive prices, and in required quantities;
(viii) timing and success of product development and launch; (ix) integrity and reliability of the Company's data; (x) lack of success in attaining full compliance with regard to regulatory and cGMP compliance; (xi) experiencing difficulty in managing our recent rapid growth and anticipated future growth;
(xii) dependence on limited customer base; (xiii) occasional credits to certain customers reflecting price reductions on products previously sold to them and still available as shelf-stock; (xiv) possibility of an incorrect estimate of charge-backs and the impact of such an incorrect estimate on net sales, gross profit and net income; (xv) dependence on few products generating majority of sales; (xvi) product liability claims for which the Company may be inadequately insured; (xvii) subjectivity in judgment of management in applying certain significant accounting policies derived based on historical experience, terms of contracts, our observations of trends of industry, information received from our customers and other sources, to estimate revenues, accounts receivable allowances including chargebacks, rebates, income taxes, values of assets and inventories; (xviii) litigation involving claims of patent infringement; and (xix) other risks identified in this report and identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission. These forward-looking statements represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update our forward-looking statements.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not use any derivative financial instruments. All of our direct sales are in the United States and denominated in U.S. dollars. Our exposure to market risk for a change in interest rates relates primarily to our debt instruments. Our debt instruments, at September 30, 2004, are subject to variable interest rates, which float based upon a spread over LIBOR. Management does not believe that any risk inherent in these instruments is likely to have a material effect on our financial statements.

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

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2004, on March 31, 2004, registrant issued 1,632,000 Series B preferred shares to Sun Global in exchange for the transfer of three products pursuant to registrant's products agreement with Sun Global. Such preferred shares were issued to Sun Global pursuant to exemptions from registration under Section 4(2),
Section 4(6) and Regulation D under the Securities Act of 1933.

      During the quarter ended June 30, 2004, on May 21, 2004, registrant issued 544,000 Series B preferred shares to Sun Global in exchange for the transfer of one product pursuant to registrant's products agreement with Sun Global. Such preferred shares were issued to Sun Global pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

      During the quarter ended September 30, 2004, on each of August 22, 2004 and August 27, 2004, registrant issued 544,000 Series B preferred shares to Sun Global in exchange for the transfer of one product pursuant to registrant's products agreement with Sun Global. Such preferred shares were issued to Sun Global pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

      The above Series B preferred shares are convertible into common stock on a one-for-one basis after three years from the date of issuance or following a person (other than Sun Pharma and its affiliates) acquiring control of registrant.

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

      ITEM 5. OTHER INFORMATION

      The information in Item 2 relating to the sale of the Series B preferred shares to Sun Global during the third quarter of 2004 is hereby incorporated by reference.

      ITEM 6. EXHIBITS

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

                                   CARACO PHARMACEUTICAL LABORATORIES, LTD.

                                               By: /s/ Jitendra N. Doshi
                                               -------------------------

                                               Jitendra N. Doshi
                                               Chief Executive Officer
                                               and Chief Financial Officer
Dated: October 20, 2004

      EXHIBIT INDEX

      31.1  Certification of Chief Executive Officer and Chief Financial
Officer.

      32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.