Form 10-K/A
period 2004-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2005-05-02
CIK 887708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1

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

As of April 26, 2005, there were 26,360,294 shares of common stock outstanding

CARACO PHARMACEUTICAL LABORATORIES, LTD.
Amendment No. 1 to the Annual Report of Form 10-K
For the Fiscal Year ended December 31, 2004
EXPLANATORY NOTE

                We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 15, 2005 to include (i) “Management’s Report On Internal Control Over Financial Reporting” and the related “Report Of The Registered Public Accounting Firm,” required by Item 308(b) of Regulation S-K as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004) and (ii) Part III information.

                This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

1

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

Management’s Report On Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-l5(f) or 15d-l5(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In connection therewith, we are required to maintain evidential matter, including documentation, to provide reasonable support for such assessment. We began initial compliance efforts for Section 404 in June 2004 even though at that time management and the Company were not certain as to whether the Company would be deemed an “accelerated filer” required to comply with Section 404 in 2004. Ultimately, after finally determining that the Company was an “accelerated filer,” we found ourselves with insufficient time to be fully in compliance. Accordingly, although management selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and management and the Company worked diligently to implement this framework to enable management to complete its assessment on the Company’s internal control over financial reporting for the year ended December 31, 2004, in accordance with Section 404, we were left in a situation where although most of the documentation and testing of process level and entity level controls were in place, because such documentation and testing were not fully completed, management could not assess and report on the Company’s internal control over financial reporting for our fiscal year ended December 31, 2004. As a result, our independent public accounting firm, Rehmann Robson, has issued a disclaimer opinion, set forth below, stating that it does not express an opinion as to management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004.

                Our management’s inability to complete an assessment of our internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2004, and Rehmann Robson’s disclaimer opinion, do not necessarily imply that a significant deficiency or material weakness exists in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our management is not aware of any material weaknesses in the Company’s internal control over financial reporting, and nothing has come to the attention of

2

management which causes management to believe that any material inaccuracies or errors exist in the Company’s financial statements as of December 31, 2004.

                Our Chief Executive Officer, who is also our Chief Financial Officer, has completed the certification required to be filed as an exhibit to this Report (See Exhibit 31.1) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting. This officer believes the certification to be accurate, despite our inability to complete the assessment of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act for the fiscal year ended December 31, 2004, because we did have processes and procedures in place during 2004 that management believes were sufficient to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In addition, notwithstanding its “disclaimer opinion,” Rehmann Robson has advised our audit committee of the board of directors that such disclaimer does not affect its unqualified report on our consolidated financial statements as of and for the year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Caraco Pharmaceutical Laboratories, Ltd.

                We were engaged to audit management’s assessment included in the accompanying Management’s Report On Internal Control Over Financial Reporting that Caraco Pharmaceutical Laboratories, Ltd (“Caraco”) (a subsidiary of Sun Pharmaceutical Industries Limited) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Caraco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

                Management selected the framework noted in the first paragraph for its evaluation of the effectiveness of the Company’s internal control, however, although management documented and tested most process level and entity level controls, because such documentation and testing were not fully completed, management could not assess and report on the Company’s internal control over financial reporting for the year ended December 31, 2004.

                A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Since management was unable to render an opinion on its assessment of internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

3

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Caraco as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

Rehmann Robson

April 25, 2005
Troy, Michigan
4

Item 9B.   Other Information.

                The disclosures in Item 10 and 11 below with respect to the appointment of Daniel H. Movens as CEO and as a director of Caraco effective May 2, 2005, and with respect to the employment agreement between Mr. Movens and Caraco are hereby incorporated by reference.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

                Caraco’s Board of Directors is divided into three classes with each class of directors elected to a three-year term of office. At each annual meeting of shareholders, shareholders elect one class of directors for a three-year term to succeed the class of directors whose term of office expires at that meeting. Set forth below is a list of the directors of Caraco as of April 29, 2005. As previously disclosed, on April 15, 2005, the Board appointed Daniel H. Movens as a director of the 2005 class effective May 2, 2005, and nominated him, together with Sailesh T. Desai and Georges Ugeux, for election as directors at the 2005 Annual Meeting to serve until 2008, and the election and qualification of their successors. Effective May 2, 2005, Mr. Movens was also appointed Caraco’s CEO. For additional disclosure about Mr. Movens, see “Executive Officers” below.

INCUMBENT DIRECTORS’ TERMS EXPIRING 2005

Nominees	Age	Principal Occupation and Business Experience During Past 5 Years and other Directorships	Director Since

Sailesh T. Desai	50	Mr. Desai has served as a full time director of Sun Pharmaceutical Industries Limited (“Sun Pharma”), since 1999, responsible for domestic marketing of pharmaceutical formulations. From 1994 to 1998, Mr. Desai was the principal shareholder and Managing Director of Milmet Laboratories, Pvt. Ltd., a manufacturer and marketer of ophthalmic solutions which was organized under the laws of the Commonwealth of India and merged into Sun Pharma in 1998.	2000

Georges Ugeux	60
In October 2003, Mr. Ugeux founded Galileo Global Advisors LLC (a company offering strategic advice on international business development). From September 1996 to October 2003, Mr. Ugeux was a Group Executive Vice President, International and Research and a member of the Office of the Chief Executive of NYSE. From 1995 until September 1996, Mr. Ugeux served as President of the European Investment Fund. From 1992 until 1995, Mr. Ugeux was President of Kidder, Peabody Europe as well as Managing Director while serving as a member of the Managing Committee of the Board of Directors of Kidder, Peabody Inc. From 1988 until 1992, Mr. Ugeux was Group Finance Director at Societe Generale de Belgique, a Belgian diversified industrial and financial conglomerate.
			2004
5

DIRECTORS’ TERMS EXPIRING 2006

Nominees	Age	Principal Occupation and Business Experience During Past 5 Years and other Directorships	Director Since

Dilip S. Shanghvi	49	Mr. Shanghvi has served as Chairman of the Board of Directors of Caraco since 1997. Mr. Shanghvi is the founder of Sun Pharma, its Managing Director since its inception in 1993, responsible for marketing, research and development and human resource development, and its Chairman since 1999. Mr. Valia is Mr. Shanghvi’s brother-in-law.	1997

Jitendra N. Doshi	54	Mr. Doshi has been the Chief Executive Officer of Caraco since September 2003 the Chief Financial Officer since November 2002 and its Chief Operating Officer since August 30, 2002. Mr. Doshi commenced employment with Caraco as its Senior Vice President – Commercial in April 2001. From September 1999 to April 2001, Mr. Doshi was employed by Sun Pharma as General Manager – Operations. From 1991 to 1999, Mr. Doshi was Managing Director of Aqua Bearing Ltd., an auto parts manufacturer organized under the laws of the Commonwealth of India.	2001

DIRECTORS’ TERMS EXPIRING 2007

Nominees	Age	Principal Occupation and Business Experience During Past 5 Years and other Directorships	Director Since

Timothy S. Manney	46	Since May 2002, Mr. Manney has been President and Director of Synova, Inc. (a privately-held information technology staffing and creative – services consulting firm). From 1990 to May 2002, Mr. Manney served as the Chief Financial Officer of Covansys Corporation (a publicly-held information technology solutions company).	2004

Sudhir Valia	48	Mr. Valia has worked for Sun Pharma as a full time director responsible for finance, commercial, operations, projects and quality control since December 1993. Prior to then, Mr. Valia was a chartered accountant in private practice. Mr. Valia is a qualified chartered accountant in India. Mr. Shanghvi is Mr. Valia’s brother-in-law.	1997

Audit Committee

                The Board maintains an Audit Committee. The Audit Committee is responsible for selecting, evaluating, retaining and, where appropriate, replacing Caraco’s independent auditors. Generally, the Audit Committee monitors the integrity of Caraco’s financial statements and the independence and qualifications of the independent auditors. The Audit Committee is governed by a written charter. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Mr. Manney and Mr. Ugeux. Mr. Manney is the committee’s Chairman. Each of these members is independent under Section 121(A) of Amex listing standards currently in effect. The Board of Directors has determined that Mr. Manney is an audit committee financial expert.  The Board of Directors is currently actively searching for a third independent director to serve on its Board of Directors to replace Mr. William C. Brooks ( who resigned as a director on April 14, 2005), in order to bring it into compliance with the Amex requirements which require three independent directors on its Audit Committee. There have been no material changes to the procedures by which shareholders may recommend nominees to Caraco’s Board of Directors as previously disclosed in Caraco’s 2004 Proxy Statement.

EXECUTIVE OFFICERS

The following table provides information about Caraco’s executive officers who are not a directors as of April 26, 2005.

Name	Age	Five-Year Business Experience	Executive Officer Since

Robert Kurkiewicz	54	Commenced employment with Caraco as its Vice President — Quality Assurance in November 1993 and was promoted to Sr. Vice President - Technical, October 1998.	1993

Gurpartap Singh Sachdeva	36	Vice President - Sales and Marketing since September 2003 and National Sales and Marketing Manager since September 2000. From May 1998 to September 2000, Mr. Singh was the Manager of Bulk Drugs for Sun Pharma.	2005

                As disclosed above, on April 15, 2005 the Compensation Committee and the Board of Directors approved the appointment of Mr. Daniel H. Movens, age 47, as Caraco’s new CEO effective May 2, 2005. Effective on May 2, 2005, Mr. Jitendra N. Doshi will continue as Caraco’s Chief Operating Officer and Chief Financial Officer.

                Mr. Movens’ business experience is as follows: Mr. Movens joined Anda, Inc., a wholly-owned subsidiary of Andrx. Corporation, in 1995 and was named President of Anda, Inc., in February, 2004, after holding a number of positions of increasing responsibility, including Executive Vice President of Operations. For fifteen (15) years before joining Anda, Inc., Mr. Movens worked in the retail pharmacy industry, working for independent pharmacies and pharmacy chains. During 2004, Caraco sold $5.4 million of products to Anda, Inc.

Code of Business Conduct and Ethics

                The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its directors, officers and employees. A copy of the Code is available at no charge by contacting the Human Resources Manager, Michael Perry, at 1150 Elijah McCoy Drive, Detroit, MI 48202, or by telephone: (313) 871-8400 or by email: mperry@caraco.com.

Section 16(A) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934 requires that Caraco’s directors, executive officers and persons who own more than ten percent of a registered class of Caraco’s equity securities file reports of stock ownership and any subsequent changes in stock ownership with the SEC not later than specified deadlines. To Caraco’s knowledge, based solely on a review of the copies of such reports furnished to Caraco, all directors, executive officers and persons who own more than ten percent of Caraco’s equity securities complied with applicable Section 16(a) filing requirements, except as follows: Sun Pharma filed a late report with respect to four transactions in which it acquired Series B preferred stock.

Item 11. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

                The following table shows, as to the Chief Executive Officer and as to the other executive officers whose salary and bonus exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to Caraco during the last three fiscal years:

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTP Payments	All Other Compen- sation
		($)	($)	($)	($)	(#)	($)	($)

Jitendra N. Doshi	2004	159,854	(0)	0	0	0	0	4,560(1)
Chief Executive Officer	2003	134,758	(0)	0	0	0	0	4,560(1)
	2002	109,769	(0)	0	0	0	0	4,560(1)

Robert Kurkiewicz	2004	142,604	(0)	0	0	0	0	4,560(1)
Sr. Vice President	2003	134,208	(0)	0	0	0	0	4,560(1)
Technical	2002	127,492	0	0	0	0	0	4,560(1)

(1)           $380.00 per month was given for car allowance.

Option Grants in Last Fiscal Year

                No stock options were granted in 2004 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information for the named executive officers with regard to the aggregate stock options exercised during the year ended December 31, 2004, and the stock options held as of December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at FY-End ($) (2) Exercisable/Unexercisable

Jitendra N. Doshi	50,000	$367,000	25,000 / 50,000	$ 207,500 / 415,000

Robert Kurkiewicz	0	$0	6,000 / 4,000	$ 52,500 / 35,000

(1)	The value is based on the difference between the exercise prices and the closing sales prices on the dates of exercise.

(2)	The value is based on the difference between the exercise prices and the closing sale price of Caraco’s common stock on December 31, 2004.
8

Employment Agreements

                Jitendra N. Doshi, the Chief Executive Officer of Caraco, entered into an employment agreement with Caraco dated August 30, 2002 in his capacity as Chief Operating Officer. The employment agreement provides Mr. Doshi with a salary at the rate of $130,000 annually, which may be reviewed and adjusted, and a car allowance of $380.00 per month. The employment agreement is for a term of five (5) years, commencing on January 1, 2002 and ending on December 31, 2006. The agreement automatically renews for successive one-year periods unless terminated by Caraco or Mr. Doshi upon ninety (90) days notice. In the event of the death or Disability (as such term is defined in the employment agreement) or if Caraco terminates Mr. Doshi for just cause (as such term is defined in the employment agreement), Mr. Doshi shall be entitled to his base salary and to benefits earned by him prior to the date of death, Disability or termination for just cause. In the event Caraco terminates Mr. Doshi without cause or if Mr. Doshi terminates for cause (as such term is defined in the employment agreement), he will receive base salary payments and his premium payments for health insurance benefits for six (6) months from the date of termination. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest. In October 2003, Mr. Doshi became the interim Chief Executive Officer of Caraco. In October, 2004, the Compensation Committee increased his salary to $165,000 annually.

                Robert Kurkiewicz, the Senior Vice President - Technical, entered into a five-year employment agreement on November 22, 1993 which was amended on January 1, 1999 to extend the term until January 1, 2003 and which was further amended on August 30, 2002 to extend the term until December 31, 2007. The agreement, as amended, provides Mr. Kurkiewicz’ with a salary of $129,800 per year, which may be reviewed and adjusted, and a car allowance of $380.00 per month. The agreement provides that at the end of the term, it is renewable for successive one-year terms. In the event that Caraco terminates the agreement without cause, Mr. Kurkiewicz is entitled to receive monthly base salary payments and his premium payments for health insurance benefits for six (6) months from the date of termination. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest. In October 2004, the Compensation Committee increased his salary to $145,000 annually.

                Gurpartap Singh Sachdeva, the Vice President of Sales and Marketing, entered into an employment agreement with Caraco dated Februrary 1, 2005. The employment agreement provides Mr. Sachdeva with a salary at the rate of $135,000 annually, which may be reviewed and adjusted, and a car allowance of $380.00 per month. The employment agreement is for a term of five (5) years, commencing on February 1, 2005. The agreement automatically renews for successive one-year periods unless terminated by Caraco or Mr. Sachdeva upon ninety (90) days notice. In the event of the death or Disability (as such term is defined in the employment agreement) or if Caraco terminates Mr. Sachdeva for just cause (as such term is defined in the employment agreement), Mr. Sachdeva shall be entitled to his base salary and to benefits earned by him prior to the date of death, Disability or termination for just cause. In the event Caraco terminates Mr. Sachdeva without cause or if Mr. Sachdeva terminates for cause (as such term is defined in the employment agreement), he will receive base salary payments and his premium payments for health insurance benefits for six (6) months from the date of termination. In addition, any stock options that would become available for exercise at the end of the year during which such termination occurred shall immediately vest.

                As disclosed above, the Compensation Committee appointed Daniel H. Movens as CEO of Caraco effective May 2, 2005. Caraco and Mr. Movens have entered into an employment agreement effective as of May 2, 2005, the terms of which are summarized below.

                Under the employment agreement, Mr. Movens agrees to serve as Chief Executive Officer of the Company for period of thirty-six (36) calendar months which will automatically renew at the end of thirty-six (36) months. However, after the initial thirty-six (36) month period, each party may terminate the agreement upon ninety (90) days written notice to the other party. Mr. Movens shall receive a base salary of $390,000, may receive a bonus of up to fifty (50%) percent of the base compensation (with twenty-five (25%) percent of the base compensation guaranteed only for the first year), and shall receive stock options for 40,000 shares upon the effective date at the fair market value of the common stock on the day immediately preceding the effective date and stock options for 40,000 shares of the Company annually thereafter (all such options to vest over a period of three years from the date of their respective grants), a stock grant on the effective date of 45,000 shares of the Company’s common stock (which will vest over a period of three (3) years), and a stock grant of an additional 10,000 shares if the employment agreement is renewed. In addition, the Company will reimburse Mr. Movens for his reasonable relocation expenses; any such expense over and above $50,000 will require prior approval of the Company.

                If Mr. Movens is terminated without cause and for a reason other than for nonperformance, if Mr. Movens terminates for good reason, or if there is a change in control (as defined in the employment agreement) of the Company or Sun Pharmaceutical Industries Limited and Mr. Movens terminates within six months thereof because he reasonably determines that there has been a significant change in the nature and scope of his duties and powers, he is entitled to a lump sum severance payment in an amount equal to 1 ½ times the highest annual base and last earned bonus(es), together with certain benefits for a period of at least twelve (12) months, and all stock options and stock grants shall be deemed vested in full. With respect to any such amounts which are considered to be “parachute payments” under Internal Revenue Code §280G, the Company shall pay an additional amount representing a gross-up of any federal, state and local income tax liability arising from such payments. After one year of employment with the Company, the amount of this severance could be reviewed to be increased to two (2) times the highest annual base and last earned bonus(es).

                If Mr. Movens becomes disabled (as defined in the employment agreement), or dies, the Company shall be obligated to pay accrued unpaid salary and benefits for a one (1) year period following such date of disability or death. If Mr. Movens quits before the first anniversary of the employment agreement, he will receive no severance compensation. If Mr. Movens quits after one (1) year of service, the Company shall pay him his base salary for a maximum period of one (1) year following such termination, or until he finds another position, whichever comes first. In addition, if Mr. Movens is terminated for nonachievement of performance objectives, to be agreed upon, during his first year of employment, the Company will pay him his base salary for a maximum period of one (1) year, or until he finds another position, whichever comes first, and one-third (1/3) of the stock options and stock grants awarded to him will vest. If Mr. Movens is terminated for nonachievement of performance objectives, to be agreed upon, following his first year of employment, the Company will pay him 1 ½ times his base salary for a maximum period of one (1) year or until he finds another position, whichever comes first, and all of his stock options and stock grants awarded to him will vest. Mr. Movens is under no duty to seek other employment or to attempt in any way to reduce any amounts payable to him by means of mitigation or set off, except, as to set-off only, if he terminates without good reason or if he is terminated for non-achievement of performance objectives.

                The Company and Mr. Movens have also entered into a Confidentiality And Non-Competition agreement, pursuant to which Mr. Movens agrees not to solicit any customer of the Company for business in competition with the Company, or solicit for employment any other employee of the Company, for a period of two (2) years following his termination. In addition, for a period of twelve (12) months following the termination of his employment, Mr. Movens agrees not to engage in any activity within North America which is competitive in any material respect with the business of the Company, including generic pharmaceutical manufacturing and marketing, but excluding wholesale distribution. In addition, for a period of twelve (12) months following termination of his employment, Mr. Movens agrees that he will not perform services for any business or organization, whether as an employee, consultant, advisor, independent contractor, or otherwise, which engages in any activity within North America that is competitive in any material respect with the business conducted by the Company, including any business engaged in generic pharmaceutical manufacturing and marketing and any other business in which the Company generates more than ten (10%) percent of its gross revenues.

Change in Control Arrangements

                Under our 1999 Equity Participation Plan, options granted under that plan will become fully exercisable following certain changes in control of our company, such as:

•	A person, other than Sun Pharma, becomes the owner of a majority of the outstanding shares of our company;

•	A public announcement is made of a tender or exchange offer by any person, other than Sun Pharma, for 50% or more of the outstanding shares of our company;

•	The shareholders of our company approve a merger or consolidation with any other corporation or entity, unless, following the merger, the shares outstanding immediately before the merger continue to represent a majority of the outstanding shares of the surviving entity immediately following the merger;

•	Where shareholders approve a plan of complete liquidation of our company or an agreement for the sale of disposition by the company of all or substantially all of the assets of our company; or

•	Certain changes in the composition of our Board of Directors.
10

Compensation Committee Interlocks and Insider Participation

                As noted, Mr. Dilip S. Shanghvi is the Chairman of our Compensation Committee and the Chairman of the Board of Caraco, a non-executive position. Mr. Shanghvi is also the Managing Director of Sun Pharma. As disclosed above, Sun Pharma engages in a number of transactions with Caraco. See “Item 13. Certain Relationships and Related Transactions.”

Compensation of Directors

                Directors who are employees of Caraco or who are directors and/or employees of Sun Pharma and its affiliates do not receive additional compensation for their service on the Board of Directors and its Committees. Each non-employee director receives an annual retainer of $12,000, a fee of $1,500 if in person ($500 if by telephone) for each attended Board and Committee meeting (with $500 extra for the chairman of the Committee), a one time grant of 3,000 stock options upon initial election and an annual grant of 1,500 stock options on each anniversary date of election. No additional Committee fees are paid if the Committee meets on the same day as the Board meets. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and Committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                The SEC requires that Caraco provide information about any shareholder who beneficially owns more than 5% of Caraco’s common stock. The following table provides the required information, as of April 26, 2005, about the shareholders (who are not officers or directors) known to Caraco to be the beneficial owner of more than 5% of Caraco’s common stock. Caraco relied solely on information furnished by its transfer agent and Schedule 13Ds.

Amount and Nature of Beneficial Ownership as of April 26, 2005

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Sun Pharma.	16,868,680(1)	63.1%
Corp Comm Dept, Acme Plaza
Andheri Kurla Road, Andheri (East)
Mumbai 400 059 India

(1)
Sun Pharma directly owns 8,382,666 shares of common stock of Caraco and beneficially owns 8,486,014 shares registered in the name of Sun Global, whose address is Akara Building, 24 DeCastro Street, Wickhams Clay 1 Road, Town Tartola, British Virgin Islands. In addition, Sun Pharma and its affiliates own 5,984,000 shares of Series B preferred stock which are convertible into shares of common stock three years from the date of their respective issuance or upon a change in control. The earliest any shares of such series B preferred stock becomes convertible is December 2006.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                The following table contains information, as of April 26, 2005, about the number of shares of Caraco’s common stock beneficially owned by incumbent directors, the executive officers and by all current directors, nominees and executive officers as a group. The number of shares of common stock beneficially owned by each individual includes shares of common stock which the individual can acquire by June 26, 2005 through the exercise of any stock option or other right. Unless indicated otherwise, each individual has sole investment and voting power (or shares those powers with his or her spouse) with respect to the shares of common stock listed in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Jitendra N. Doshi(1)	60,000	(2)	*

Dilip S. Shanghvi(3)	0	(4)	*

Robert Kurkiewicz(1)	10,013	(5)	*

Guarpartap Singh Sachdeva (1)	9,800	(6)	*

Sailesh T. Desai (3)	0	(4)	*

Timothy S. Manney (7)	1,000	(8)	*

Georges Ugeux (9)	1,000	(10)	*

Sudhir Valia (3)	0	(4)	*

All current executive officers and directors as a group (8 persons)	96,813	(12)*	*

*	Less than 1.0% of the outstanding shares

(1)	The mailing address of each of these holders is 1150 Elijah McCoy Drive, Detroit, Michigan 48202.

(2)	Includes no stock options that are currently exercisable.

(3)	The mailing address of S. Desai, D. Shanghvi and S. Valia is Sun Pharmaceutical Industries Limited, Corp Comm Dept, Acme Plaza, Andheri Kurla Road, Andheri (East), Mumbai 400 059 India.

(4)
Excludes 16,868,680 shares of common stock and 5,984,000 shares of Series B preferred stock beneficially owned by Sun Pharma and its affiliates. (See footnote 1 under “ Security Ownership of Certain Beneficial Owners” and “Transactions of Directors, Executive Officers and Certain Beneficial Holders of Caraco.”) Messrs. Desai, Shanghvi and Valia are directors of, and Mr. Shanghvi, together with his associate companies, is also the majority shareholder of, Sun Pharma, and, therefore, may be deemed to share investment control over the shares of common stock held by Sun Pharma and its affiliates. Each of Messrs. Desai, Shanghvi and Valia disclaims beneficial ownership of the shares of common stock beneficially owned by Sun Pharma and its affiliates.

(5)	Includes stock options that are currently exercisable to purchase 8,000 shares of common stock.

(6)	Includes stock options that are currently exercisable to purchase 2,000 shares of common stock and 1,800 shares held in the name of his wife..
12

(7)	Mr. Manney’s mailing address is c/o Synova, Inc., 1000 Town Center, Suite 700, Southfield, MI 48075.

(8)	Includes stock options that are currently exercisable to purchase 1,000 shares of common stock.

(9)	Mr. Ugeux’s mailing address is c/o Galileo Global Advisors, One Rockefeller Center, New York, New York, 10020.

(10)	Includes stock options that are currently exercisable to purchase 1,000 shares of common stock.

Equity Compensation Plan Information 12-31-04

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	181,600	$1.39	2,684,000

Equity compensation plans not approved by security holders	200,000	$3.50	—

Total	381,600	$2.03	2,684,000

                The equity compensation plan approved by security holders consists of the 1999 Equity Participation Plan. Options under the 1999 Plan were generally granted as incentive stock options to employees (279,000) and as non-qualified stock options to former directors and consultants (37,000). .

Item 13. Certain Relationships and Related Transactions.

                The following discloses transactions during 2004, 2003 and 2002 and proposed transactions between Caraco and several of the incumbent directors, executive officers and security holders who beneficially hold in excess of five percent of our outstanding shares:

                On November 21, 2002, we entered into a products agreement with Sun Global. Under the agreement, which was approved by our independent directors, Sun Global has agreed to provide us with 25 new generic drugs over a 5-year period. In exchange for each new generic drug transferred to us by Sun Global which passes a bioequivalency test, we issue Sun Global 544,000 shares of Series B preferred stock

                During 2004 and 2003, Sun Global earned 3,808,000 and 544,000 shares of Series B preferred stock for seven products and one product transfers, respectively, as provided under the November 2002 products agreement. During 2002, we issued to Sun Pharma 1,632,000 shares of our common stock for three product transfers under the former 1997 products agreement with Sun Pharma.

                During 2003 and 2002, we borrowed approximately $0.6 million and $1.4 million, respectively, from Sun Pharma, and in 2003 we repaid the entire balance of all of our outstanding loans from Sun Pharma in the amount of approximately $10 million. Prior to April 1, 2001, the interest rate was 10%; thereafter it was 8%.

                During 2004, 2003 and 2002, we purchased approximately $16.7 million, $10.3 million and $2.4 million, respectively, of our materials from Sun Pharma. We intend to continue to purchase raw materials from Sun Pharma in 2005.

                During 2004, 2003 and 2002, Caraco purchased at Sun Pharma’s cost, approximately $0.61 million, $0.51 million, and $0.31 million, respectively, of equipment from Sun Pharma. We intend to continue to purchase equipment from Sun Pharma in 2005.

                We entered into two non-cancelable operating leases during 2000 with Sun Pharma to lease production machinery. The leases each require rental payments of $4,245 and expire during 2005.

                Caraco entered into a manufacturing and supply agreement and a distribution and sale agreement in December 2004 with an affiliate of Sun Pharma. No fees were earned by Caraco under these agreements in 2004.

Item 14.  Principal Accountant Fees and Services.

                Rehmann Robson audited the financial statements of Caraco for the year ended December 31, 2004.

                Audit and Non-Audit Fees

                Aggregate fees for professional services rendered for Caraco by Rehmann Robson as of the years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Caraco’s annual financial statements and review of quarterly financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	2004	2003
Audit Fees	$123,000	$95,500
Audit-Related Fees	$7,280	$13,875
Tax Fees	10,245	$15,450
All Other Fees	$0	$0
Total	$140,525	$124,825

                Audit Fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the financial statements of Caraco, quarterly review of the financial statements included in Caraco’s Quarterly Reports on Form 10-Q, or services that are normally provided by Rehmann Robson in connection with statutory and regulatory filings or engagements for such years, including Rehmann’s Robson’s audit of management’s assessment of internal control over financiall reporting as of December 31, 2004.

                Audit-Related Fees for the years ended December 31, 2004 and 2003 were for assurance and related services by Rehmann Robson that are reasonably related to the performance of the audit or review of Caraco’s financial statements.

                Tax Fees for the years ended December 31, 2004 and 2003 were for professional services rendered by Rehmann Robson for services related to tax compliance, tax advice and tax planning.

                None of the services described above was approved by the Audit Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

                Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

                Pursuant to its charter, the Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2005.

                                                                                CARACO PHARMACEUTICAL LABORATORIES, LTD.

/s/ Jitendra N. Doshi

Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities on April 29, 2005.

*	Chairman of the Board

Dilip S. Shanghvi

/s/ Jitendra N. Doshi	Director, CEO and CFO (and Principal Accounting Officer)

Jitendra N. Doshi

*	Director

Sailesh T. Desai

*	Director

Timothy Manney

*	Director

Georges Ugeux

*	Director

Sudhir V. Valia

* /s/ Jitendra N. Doshi	Attorney-in-Fact

Jitendra N. Doshi
15

EXHIBIT INDEX

3.01	Registrant’s Amended and Restated Articles of Incorporation, as amended. (1)

3.02	Certificate of Amendment to the Articles of Incorporation filed February 13, 1997. (2)

3.03	Certificate of Amendment to the Articles of Incorporation filed February 10, 2000. (3)

3.04	Certificate of Determination of Rights, Privileges and Preferences Series B Preferred Stock. (4)

3.05	Registrant’s Amended and Restated Bylaws. (12)

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

10.04	Registrant’s Amended and Restated Section 108 Note, dated August 10, 1990 in the principal amount of $9,000,000, payable to The Economic Development Corporation of the City of Detroit. (5)

10.05	Amended and Restated Purchase Money Mortgage, dated as of August 10, 1990, between Registrant as mortgagor and The Economic Development Corporation of the City of Detroit. (5)

10.06	Agreement, dated as of October 1, 1993, among Registrant and Non-Affilate (5)

10.07	Employment Agreement, dated October 22, 1993, of Robert Kurkiewicz. (5)

10.08	Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (6)

10.09	Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (6)

10.10	Registration Rights Agreement dated as April 1997. (6)

10.11	Second Note and Mortgage Modification Agreement (7)

10.12	Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (7)

10.13	1999 Equity Participation Plan. (8)

10.14	Agreement between ICICI Bank and the Corporation for the term loan of $5 million. (9)

10.15	Term Sheet between Bank of Nova Scotia and the Corporation for the term loan of $12.5 million. (10)

10.16	Renewal to Employment Agreement of Robert Kurkiewicz dated as of January 1, 1999. (3)
16

10.17	Third Amendment to Employment Agreement of Robert Kurkiewicz dated August 30, 2002. (3)

10.18	Employment Agreement of Jitendra N. Doshi. (3)

10.19	Agreement between Caraco and Sun Pharma Global, Inc. dated November 21, 2002. (4)

10.20	Sales contract with government vendor. (4)

10.21	Third Note Modification Agreement (11)

10.22	Third Mortgage Modification Agreement (11)

10.23	Employment Agreement of Mr. Singh (12)

10.24	Employment Agreement of Mr. Movens (+)

10.25	Confidentiality and Non-Competition Agreement of Dan Movens (+)

21	Subsidiaries of the Registrant (12)

23.01	Consent of Independent Auditors (12)

24.1	Power of Attorney (included on signature page of Form 10-K filed on March 15, 2005).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

+ Filed herewith

(1)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 30, 1995 as Commission File no. 0-24676.

(2)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1997, as Commission File No. 0-24676.

(3)	Incorporated by reference from Exhibits to Pre-Effective Amendment No. 1 to Form SB-2 filed on September 4, 2002 as Commission File No. 333-91968.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 2003, Commission File No. 0-24676.

(5)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form SB-2, as amended, filed on November 5, 1993 as Commission File No. 33-71398C.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-QSB filed on November 14, 1997 as Commission File No. 0-24676.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1998, as Commission File No. 0-24676.

(8)	Incorporated by reference from Exhibit A to Registrant’s Proxy Statement dated April 28, 1999 as Commission File No. 0-24676.

(9)	Incorporated by reference from Exhibits to Registrant’s Form 10-QSB filed on August 14, 2000 as
17

Commission File No. 0-24676.

(10)	Incorporated by reference from Exhibits to Form SB-2 filed on July 3, 2002 as Commission File No. 333-91968.

(11)	Incorporated by reference from Exhibit to Registrant’s Form 10-QSB filed on or about May 15, 2003, Commission File No. 0-24676.

(12)	Incorporated by reference from Exhibit to Registrant’s Form 10-K filed on or about March 15, 2005, Commission File No. 0-24676.
18