Form 10-Q
period 2005-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2005-08-09
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

TELEPHONE: (313) 871-8400
Registrant’s telephone number, including area code

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

Yes  ☒          No  ☐

As of  August  4, 2005 the registrant had 26,391,394 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.

BALANCE SHEETS

	JUNE 30, 2005	MARCH 31, 2005

	unaudited	audited

ASSETS

Current assets
Cash and cash equivalents	$5,619,590	$6,627,425
Accounts receivable, net	12,458,446	6,736,778
Inventories	18,144,403	18,467,693
Prepaid expenses and deposits	472,530	1,105,618

Total current assets	36,694,969	32,937,514

Property, plant and equipment
Land	197,305	197,305
Building and improvements	9,597,808	9,605,888
Equipment	9,947,736	9,701,979
Furniture and fixtures	605,093	589,329

Total	20,347,942	20,094,501
Less: accumulated depreciation	7,504,995	7,197,422

Net property, plant & equipment	12,842,947	12,897,079

Total assets	$49,537,916	$45,834,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,193,982	2,577,668
Accounts payable, Sun Pharma	6,967,473	9,639,890
Accrued expenses	1,816,702	1,931,442

Total current liabilities	12,978,157	14,149,000

Total liabilities	12,978,157	14,149,000

Stockholders’ equity
Common stock, no par value, authorized 30,000,000 shares; issued and outstanding shares - 26,379,494 and 26,360,294 shares	44,943,667	44,927,987
Convertible Series B Preferred Stock, no par value, authorized 15,000,000 shares; issued and outstanding - 6,528,000 and 5,984,000 shares	40,942,650	37,700,410
Additional paid in capital	2,718,735	2,718,735
Accumulated deficit	(52,045,293)	(53,661,539)

Total stockholders’ equity	36,559,759	31,685,593

Total liabilities and stockholders’ equity	$49,537,916	$45,834,593

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
UNAUDITED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30

	2005	2004

Net sales	$17,612,531	$14,799,865
Cost of goods sold	9,450,818	5,720,474

Gross profit	8,161,713	9,079,391

Selling, general and administrative expenses	1,704,633	1,410,723
Research and development costs - affiliate (Note 7)	3,242,240	4,663,440
Research and development costs - other	1,629,907	1,360,500

Operating income	1,584,933	1,644,729

Other income (expense)
Interest expense	0	(135,633)
Interest income	27,143	14,610
Other income	4,170	2,969

Other expense - net	31,313	(118,054)

Net income	$1,616,246	$1,526,675

Net income per common share
Basic	$0.06	$0.06

Diluted	$0.05	$0.05

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
UNAUDITED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30

	2005	2004

Cash flows from operating activities
Net income	$1,616,246	$1,526,674
Adjustments to reconcile net income to net cash (used in) / provided by operating activities
Depreciation	306,626	224,675
Capital stock issued or to be issued to affiliate in exchange for product formula	3,242,240	4,663,440

Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(5,721,668)	(3,268,227)
Inventories	323,290	(458,579)
Prepaid expenses and deposits	633,088	185,550
Accounts payable	(1,056,103)	324,204
Accrued expenses	(114,740)	(659,717)

Net cash (used in) / provided by operating activities	(771,021)	2,538,021

Cash flows from investing activities
Purchases of property, plant and equipment	(252,494)	(1,233,447)

Net cash used in investing activities	(252,494)	(1,233,447)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	0	6,000,000
Repayments of loans payable to financial institutions	0	(4,000,000)
Proceeds from exercise of stock options	15,680	5,596
Repayments of EDC loan		(5,967,716)

Net cash provided by / (used in) financing activities	15,680	(3,962,120)

Net decrease in cash and cash equivalents	(1,007,835)	(2,657,546)
Cash and cash equivalents, beginning of period	6,627,425	4,244,815

Cash and cash equivalents, end of period	$5,619,590	$1,587,269

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

					ADDITIONAL PAID IN CAPITAL		TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED STOCK		COMMON STOCK			ACCUMULATED DEFICIT

	SHARES	AMOUNT	SHARES	AMOUNT

		$		$	$	$	$
Balances at April 1, 2005	5,984,000	37,700,410	26,360,294	44,927,987	2,718,735	(53,661,539)	31,685,593

Issuances of preferred stock to affiliate in exchange for product technology transfers	544,000	3,242,240					3,242,240

Common stock options exercised			19,200	15,680			15,680

Net income						1,616,246	1,616,246

Balances at June 30, 2005	6,528,000	40,942,650	26,379,494	44,943,667	2,718,735	(52,045,293)	36,559,759

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.

FORM 10-Q

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The balance sheet as of March 31, 2005 is audited. All other financial statements contained herein are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Transition Report (“Transition Report”) on Form 10-K/T for the period January 1, 2005 to March 31, 2005 (the “Transition Period”) of Caraco Pharmaceutical Laboratories, Ltd. (“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the Corporation’s Transition Report on Form 10-K/T.

2. ORGANIZATION AND NATURE OF BUSINESS

Caraco is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic pharmaceuticals  for  prescription and over-the-counter or non-prescription or “OTC” markets.

A generic pharmaceutical is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generic pharmaceuticals are well accepted for substitution of brand pharmaceuticals as they sell at lower prices than the prices of the branded products at their equivalence in quality and bioavailability.

Our present product portfolio includes 17 prescription products in 36 strengths in 89 package sizes. The products are intended to treat a variety of disorders including the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our funding has been from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”).  Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans.  In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us.  (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries, Limited” below.)

3. CURRENT STATUS OF THE CORPORATION

During the first quarter, the three months ended June 30, 2005, of our new fiscal year (“fiscal 2006”), we recorded net sales of $17.6 million compared to $14.8 million during the corresponding period of 2004.  We incurred $4.9 million in R&D expense during the three months ended June 30, 2005 compared to $6.0 million during the corresponding period of 2004. This included $3.2 million and $4.7 million in non-cash R&D expense during the relevant periods. We used cash in operations of $0.7 million during the three months ended June 30, 2005 compared to generating cash from operations of $2.5 million during the corresponding period.  This cash was used primarily to augment working capital.  We earned net income of $1.6 million during the three months ended June 30, 2005 compared to net income of $1.5 million during the corresponding period.  At June 30, 2005, we had stockholders’ equity of $36.6 million as compared to stockholders’ equity of $9.9 million at June 30, 2004.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through June 30, 2005, all products out of the 25 products to be transferred to us by Sun Global.  Of these, twelve products passed their bio-equivalency studies as of June 30, 2005, and two products since then. Sun Global has thereby earned 544,000 preferred shares for each product.  See “Sun Pharmaceutical Industries Limited” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Future Outlook.”

We filed one ANDA with the FDA during the first quarter of fiscal 2006 and one since then. This brings our total number of ANDAs pending approval by the FDA to eleven.

We filed three ANDAs in the Transition Period. One of these ANDAS was for a generic version of Novo Nordisk’s Prandin®, challenging its patent under a “Paragraph IV Certification”. We believe we are the first company to file such a Paragraph IV certification and therefore there is a potential to be granted 180 days of exclusivity upon successful resolution of the patent litigation recently initiated by Novo Nordisk ( see 11 “Litigation” below) and approval of the ANDA by the FDA.

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on Form 483. Though we cannot be certain, we believe that the observations are not material. We have responded to the observations and  are awaiting a response from the FDA.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting April 1, 2006. We expect that SFAS 123(R) will not have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earnings per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We do not expect the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be de-recognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

5. COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average numbers of common shares outstanding for the three months ended June 30, 2005 were 26,362,776 and 32,890,776 compared to 24,578,333 and 28,259,327 for the corresponding period of 2004.

6. SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

Sun Pharma and its affiliates had loaned us approximately $10 million since August 1997.  As of December 31, 2003, we have repaid all of such loans. Sun Pharma has also assisted us, by acting as guarantor, in obtaining line of credit loans from ICICI Bank Limited, The Bank of Nova Scotia and Citibank FSB in the amounts of $5.0 million, $12.5 million and $10.0 million, respectively. As of December 31, 2004, we have repaid all of such loans.

In August 1997, we entered into an agreement, whereby Sun Pharma was required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2003.  We exchanged 544,000 shares of our common stock for each technology transfer of an ANDA product (when bio-equivalency studies were successfully completed) and 181,333 shares for each technology transfer of a DESI product. The products provided to us from Sun Pharma were selected by mutual agreement. Under such agreement, we conducted, at our expense, all tests including bio-equivalency studies. Pursuant to such agreement, Sun Pharma delivered to us the technology for 13 products.   This agreement expired and, as noted below, we have entered into a new agreement, with Sun Global.

On November 21, 2002, we entered into a products agreement with Sun Global.  Under the agreement, which was approved by our Independent Committee (comprised of independent directors), Sun Global has agreed to provide us with 25 new generic drugs over a five-year period.  Our rights to the products are limited to the United States and its territories or possessions, including Puerto Rico.  Sun Global retains rights to the products in all other territories.  The products are selected by mutual agreement. Under such agreement, we conduct, at our expense, all tests including bio-equivalency studies.  We are also obligated to market the products consistent with our customary practices and to provide marketing personnel.  In return for the technology transfer, Sun Global will receive 544,000 shares of a newly created Series B Preferred Stock for each generic drug transferred when such drug has passed its bio-equivalency studies.  The preferred shares are non-voting, do not receive dividends and are convertible into common shares after three years (or immediately upon a change in control) on a one-to-one basis.  The preferred shares have a liquidation preference equal to the value attributed to them on the dates on which they were earned.  While such preferred shares are outstanding, we cannot, without the consent of the holders of a majority of the outstanding shares of the preferred stock, amend or repeal our articles of incorporation or bylaws if such action would adversely affect the rights of the preferred stock.  In addition, without such consent, we cannot authorize the issuance of any capital stock having any preference or priority superior to the preferred stock.

The products agreement was amended by the Independent Committee in the quarter ended March 31, 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and to provide instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee.  Pursuant to such objective criteria, we have selected all the 25 products, twelve of which passed bio-equivalency studies as of June 30, 2005, and two products since then.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

Sun Pharma has established Research and Development Centers in Mumbai and Vadodara in India, where the development work for products is performed.

Sun Pharma and its subsidiaries supply us with certain raw materials and formulations. In addition, Sun Pharma assists us in acquiring machinery and equipment to enhance our production capacities.  We acquire machinery and equipment from Sun Pharma which is sold to us at its cost.

Sun Pharma also assists us by sending qualified technical professionals who work as Caraco employees.

Sun Pharma and its affiliates are using Caraco as a contract manufacturer and/or distributor for two of its products pursuant to agreements entered into in December 2004 and January 2005.

During the Transition Period, SPARC Bioresearch Private Limited (“SPARC”), an affiliate of Sun Pharma, performed certain analytical studies required as part of the bio-equivalency process for two products.  The Corporation incurred approximately $172,000 of costs during this period for the studies performed by SPARC.  No similar studies were performed by SPARC during the three months ended June 30, 2005 or 2004.

Sun and its affiliates beneficially own 64% of the outstanding shares of Caraco (72% including the convertible Series B Preferred Stock).

7. ACCOUNTING FOR STOCK BASED COMPENSATION

The Corporation follows only the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.  Management believes that the fair value and pro-forma disclosures, required by SFAS No. 123, are not material to the financial statements.  The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has generally been recognized in the financial statements for its outstanding stock options.  Options to purchase 40,000 shares of common stock were granted for the three-month period ended June 30, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary date of joining.  Additionally, the Company granted 45,000 shares of common stock during the three month period ended June 30, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary date of joining. No options or stock grants were granted during the corresponding period of 2004.

8. COMMON STOCK ISSUANCES

We issued 19,200 and 5,000 shares of common stock to our employees upon exercise of their stock options during the three months ended June 30, 2005 and 2004, respectively.

9. PREFERRED STOCK ISSUANCES

We issued 544,000 shares of preferred stock to Sun Global during each of the three month periods ended June 30, 2005 and 2004, respectively.

10. SALES AND CUSTOMERS

Our sales team effectively addressed the challenges in 2004, during the Transition Period, and during the first quarter of fiscal 2006. The sales team is being strengthened to meet the demands of continued growth.

Certain of our end-use customers purchase our products through designated wholesalers, such as Amerisource-Bergen Corporation, McKesson Corporation and/or Cardinal Health, who act as intermediary distribution channels for our products. For example, the Veterans Administration, which has entered into a sales contract with Caraco, as discussed below, has selected McKesson as its designated wholesaler.Accordingly, shipments to two large wholesale customers accounted for approximately 70% of gross sales during the three months ended June 30, 2005 and 62% in the corresponding period of 2004. Balances due from these customers represented approximately 75% and 25% of gross accounts receivable at June 30, 2005 and 2004, respectively. No other single customer represented more than 10% of our gross sales during the relevant periods.

As referenced above, in 2002, we entered into a sales contract with the Veterans Administration, an agency of the U.S. government. Our agreement, which commenced on June 21, 2002, with four 1-year option periods, is for the purchase of one product, Metformin Hydrochloride. The first three option periods have been exercised. The agreement may be terminated by the purchaser without cause and in such case, we would only be entitled to a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges that have resulted from the termination. The agreement provides that certain penalties would be incurred if we are unable to meet our sales commitment.

11. LITIGATION

On June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filling of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® drug product infringed Novo Nordisk’s patent, which expires June 12, 2018. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contains a Paragraph IV certification challenging the Novo Nordisk patent. We believe that the Novo Nordisk patent is invalid and / or will not be infringed by Caraco’s manufacture, use or sale of the product, and we intend to vigorously defend this action in order to capitalize on potential 180 days of marketing exclusivity available for this product.

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

As previously disclosed, on February 12, 2003, C. Arnold Curry filed a complaint in the Wayne County Circuit Court alleging breach of a written employment agreement. Dr. Curry is seeking 175,000 shares of our common stock (35,000 shares for each of the first five ANDAs approved by the FDA). We and the plaintiff each filed a motion for summary disposition. Both parties’ motions were denied, and the parties have submitted the matter to binding arbitration. We intend to vigorously defend ourselves against these claims, which we believe have no merit.

From time to time, we are also involved in other legal proceedings incidental to our normal business activities, and while the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters would have a material adverse effect on our financial position or results of operations.

12. INVENTORIES

Inventories consist of the following amounts at June 30, 2005 and March 31, 2005:

	June 2 0 0 5	March 2 0 0 5

Raw materials	$5,411,620	$5,504,006
Goods in transit	2,080,210	3,700,651
Work in process	2,518,663	2,607,903
Finished goods	8,133,910	6,655,133

Total	$18,144,413	$18,467,693

REVIEW REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of June 30, 2005 and the related statements of income, stockholders’ equity, and cash flows for the three-months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of March 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the three-month period then ended (not presented herein), and in our report dated June 7, 2005, we expressed an unqualified opinion on those financial statements.

REHMANN ROBSON/s/

Troy, Michigan
July 22, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2004 Annual Report on Form 10-K as of and for the year ended December 31, 2004 (the “Annual Report”), the Company’s Transition Report as of and for the three months ended March 31, 2005, and the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

The first quarter of fiscal 2006 (the three months ended June 30, 2005) represents 17 quarters of successive growth of sales revenue. During the three months ended June 30, 2005, we recorded net sales of $17.6 million compared to $14.8 million during the corresponding period of 2004. We incurred $4.9 million in R&D expenses during the three months ended June 30, 2005 compared to $6.0 million during the corresponding period of 2004. This included $3.2 million and $4.7 million in non-cash R&D expense during the relevant periods. We used cash in operations of $0.7 million during the three months ended June 30, 2005 compared to generating cash from operations of $2.5 million during the corresponding period of 2004. This cash was used primarily to augment working capital. We earned net income of $1.6 million during the three months ended June 30, 2005 compared to net income of $1.5 million during the corresponding period of 2004. At June 30, 2005, we had stockholders’ equity of $36.6 million as compared to stockholders’ equity of $9.9 million at June 30, 2004.

FDA COMPLIANCE

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on Form 483. Though we cannot be certain, we believe that the observations are not material .We have responded to the observations and we are awaiting a response from the FDA.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our financial statements included in our Annual Report and in Note 1 to our financial statements included in our Transition Report filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, provisions for estimated customer returns, discounts, rebates and other price adjustments, including customer chargebacks, valuation allowances for deferred tax assets, and valuation of overhead components in inventory. As stated previously, these are discussed in more detail in Note 1 to our Annual Report and in Note 1 to our Transition Report. We have reviewed and determined that these policies remain our critical accounting policies for the first fiscal quarter of 2006. We did not make any changes in these policies during this period.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales. Net sales for the relevant periods of 2005 and 2004 were $17.6 and $14.8 million, reflecting an increase of almost 19%. The increase is due to the higher production and marketing of our products to new and existing customers. Currently, we manufacture and market all except one of the approved products. Sales of three products accounted for approximately 82% and 89% of net sales for the relevant periods, respectively.

Gross Profit. We earned a gross profit of $8.2 million as compared to a gross profit of $9.1 million during the relevant periods, reflecting a decrease of 10%. The reduction in gross profit has primarily been due to continual declining sales prices of our products, as previously disclosed. In addition the class of trade or the customer mix has changed and product selection being offered has contributed to the reduction of gross profit during the quarter.

The gross profit margin declined to 46% as compared to 61% during the relevant periods. The decrease was primarily the result of increased competition, both domestic and foreign, resulting in erosion of prices and profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the relevant periods were $1.7 million and $1.4 million, representing an increase of 21%. The selling,

general and administrative expenses have remained at approximately 10% of net sales during the relevant periods.

The increase in SG&A of approximately $0.3 million has been due to the increase in regulatory costs for compliance with SEC regulations, including Sarbanes Oxley requirements, and increased SG&A expenses associated with higher sales volumes.

Research and Development Expenses. Total R&D expenses for the relevant periods were $4.9 million and $6.0 million. Cash research and development expenses were $1.6 million and $1.4 million during the relevant periods. We incurred non-cash research and development expenses (technology transfer cost) of $3.2 million as compared to $4.7 million for the 544,000 shares of preferred stock for one product transfer during each of the corresponding periods.

Interest Expense. We did not incur any interest cost during the during the three months ended June 30, 2005. Interest expense on loans from the Economic Development Corporation of the City of Detroit (the “EDC”), ICICI Bank, the Bank of Nova Scotia and Citibank was $0.1 million during the corresponding period of 2004. The decrease in the amount of interest is primarily due to paying off the entire loans due to the EDC, ICICI Bank, the Bank of Nova Scotia and CitiBank during 2004.

Results of Operations. We earned net income of $1.6 million and $1.5 million during the relevant periods.

Liquidity and Capital Resources

We used cash in operations of $0.7 million as compared to generating cash of $2.5 million from operations during the relevant periods. In addition to augmenting working capital, the cash generated from operations was used to finance our capital expenditures of $0.3 million and $1.2 million during the relevant periods.

During the three months ended June 30, 2004, we repaid the entire balance of $6.0 million due to the EDC. These payoffs were funded from internal cash flow and by utilizing a $10.0 million credit line arranged with Citibank, FSB.

At June 30, 2005 we had working capital of $23.7 million compared to working capital of $1.4 million at June 30, 2004. We had working capital of $ 18.8 million at March 31, 2005. The lower working capital as of June 30, 2004 was primarily due to classification of loans as current of $11.25 million due to the Bank of Nova Scotia.]

Future Outlook

Management is optimistic about our future outlook. We have been substantially compliant with cGMPs since 2001, and received approvals of 13 ANDAs, expanded and upgraded our facilities and expanded our customer base during the last four years. Our efforts in developing new products have also picked up momentum and this should permit us to grow at a reasonable level. We have now four products, Metformin, Metoprolol, Mirtazapine and Salsalate whose market share is ranked third or higher against the same products of our competitors. We continue to be optimistic that we will achieve our previously stated guidance of 15% to 20% revenue growth during fiscal 2006.

We believe, that though we continue to have lower gross profits due to price erosion, that our sales growth will offset any long term impact. However should the pricing pressures become more severe than anticipated, the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, improved productivity, expansion of our customer base, better-cost absorption of operational overheads, and cost reductions.

As disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global has agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and fourteen of these products have passed their respective bio-equivalency studies (one in December 2003, seven in 2004, three during the Transition Period one during the first quarter of fiscal 2006 and two since then). If some or all of the remaining products pass their bio-equivalency studies in fiscal 2006, the fair value of the preferred shares earned by Sun Global in exchange for such products could cause our non-cash research and development expenses to increase to an amount which would significantly decrease profit or create a loss.

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

(j)	Research alternate product development sources and product licenses such as in licensing authorized generics from brand innovator companies and acquisitions of ANDAs from competitor manufacturers

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no debt or other market risk securities or transactions in foreign exchange.

ITEM 4.	CONTROLS AND PROCEDURES

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

b.     There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 11 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, registrant issued 544,000 Series B preferred shares to Sun Global in exchange for the transfer of one product pursuant to registrant’s products agreement with Sun Global.  Such preferred shares were issued to Sun Global pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

The above Series B preferred shares are convertible into common stock on a one-for-one basis after three years from the date of issuance or following a person (other than Sun Pharma and its affiliates) acquiring control of registrant.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on June 20, 2005 in Dearborn, Michigan for the purpose of electing three directors for the three-year terms expiring in 2008 and upon the election and qualification of their successors.

Name of the Director	Votes “FOR”	Votes Withheld

Sailesh T. Desai	24,641,096	1,053,144
Daniel H. Movens	24,696,535	997,705
Georges Ugeux	25,498,823	195,417

The names of the other directors and their remaining terms are as follows:

Name of the Director	Term

Timothy S. Manney	2007
Sudhir Valia	2007
Dilip S. Shanghvi	2006
Jitendra N. Doshi	2006

On July 20, 2005, two independent directors, John D. Crissman and Madhava Reddy, were appointed to the Board of Directors by the Board:

ITEM 5.	OTHER INFORMATION

The information in Item 2 above relating to the sale of the shares of Series B Preferred Stock to Sun Global during the first quarter of fiscal 2006 is hereby incorporated by reference.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: August 8, 2005	By:	/s/ Daniel H. Movens

Daniel H. Movens Chief Executive Officer

Date: August 8, 2005	By:	/s/ Jitendra N. Doshi

Jitendra N. Doshi Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.