Form 10-Q
period 2005-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2005-11-09
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2005

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of October 28, 2005 the registrant had 26,396,394 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.

BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	SEPTEMBER 30,	MARCH 31,
	2005	2005

	$	$

ASSETS

Current assets
Cash and cash equivalents	2,591,854	6,627,425
Accounts receivable, net	19,521,783	6,736,778
Inventories	17,719,108	18,467,693
Prepaid expenses and deposits	2,770,492	1,105,618

Total current assets	42,603,237	32,937,514

Property, plant and equipment
Land	197,305	197,305
Building and improvements	9,641,489	9,605,888
Equipment	10,973,211	9,701,979
Furniture and fixtures	618,831	589,329

Total	21,430,836	20,094,501
Less: accumulated depreciation	7,820,783	7,197,422

Net property, plant & equipment	13,610,053	12,897,079

Total assets	56,213,290	45,834,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	3,104,455	2,577,669
Accounts payable, Sun Pharma	8,689,613	9,639,890
Accrued expenses	2,000,440	1,931,442

Total current liabilities	13,794,508	14,149,001

Total liabilities	13,794,508	14,149,001

Stockholders’ equity
Common stock, no par value, authorized 30,000,000 shares; issued and outstanding shares - 26,387,894 and 26,393,394 shares	44,954,468	44,927,987
Convertible Series B Preferred Stock, no par value, authorized 15,000,000 shares; issued and outstanding - 8,160,000 and 5,984,000 shares	51,610,490	37,700,410
Additional paid in capital	2,718,735	2,718,735
Accumulated deficit	(56,864,911)	(53,661,540)

Total stockholders’ equity	42,418,782	31,685,592

Total liabilities and stockholders’ equity	56,213,290	45,834,593

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	SIX MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

	$	$	$	$

Net sales	37,408,932	30,098,543	19,796,402	15,298,678
Cost of goods sold	19,532,259	11,766,886	10,081,440	6,046,412

Gross profit	17,876,673	18,331,657	9,714,962	9,252,266

Selling, general and administrative expenses	3,567,885	2,294,159	1,863,252	883,436
Research and development costs - affiliate (Note 6)	13,910,080	10,350,960	10,667,840	5,687,520
Research and development costs - other	3,664,387	2,903,952	2,034,480	1,543,452

Operating (loss) income	(3,265,679)	2,782,586	(4,850,610)	1,137,858

Other income (expense)
Interest expense	0	(217,130)	0	(81,497)
Interest income	53,310	32,752	26,166	18,142
Other income	8,998	(9,449)	4,828	(12,417)

Other income (expense) - net	62,308	(193,827)	30,994	(75,772)

Net (loss) income	(3,203,371)	2,588,759	(4,819,616)	1,062,086

Net (loss) income per common share
Basic	(0.12)	0.10	(0.18)	0.06
Diluted	(0.12)	0.09	(0.18)	0.05

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF CASH FLOWS

	(UNAUDITED) SIX MONTHS ENDED SEPTEMBER 30

	2005	2004

	$	$
Cash flows (used in) / provided by operating activities
Net (loss) income	(3,203,371)	2,588,757

Adjustments to reconcile net (loss) / income to net cash provided by operating activities
Depreciation	641,004	426,843
Capital stock issued to affiliate in exchange for product formula	13,910,080	10,350,960

Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(14,268,436)	1,036,930
Inventories	748,585	(2,051,184)
Prepaid expenses and deposits	(181,442)	(675,536)
Accounts payable	(423,492)	(478,330)
Accrued expenses	68,997	(545,834)

Net cash (used in) / provided by operating activities	(2,708,075)	10,652,606

Cash flows from investing activities
Purchases of property, plant and equipment	(1,353,976)	(1,717,347)

Net cash used in investing activities	(1,353,976)	(1,717,347)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	0	7,000,000
Repayments of loans payable to financial institutions	0	(12,375,000)
Proceeds from exercise of stock options	26,480	21,916
Repayments of EDC loan	0	(5,967,716)

Net cash provided by (used in) financing activities	26,480	(11,320,800)

Net decrease in cash and cash equivalents	(4,035,571)	(2,385,541)
Cash and cash equivalents, beginning of period	6,627,425	4,244,815

Cash and cash equivalents, end of period	2,591,854	1,859,274

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT

		$		$	$	$	$

Balances at April 1, 2005 (Audited)	5,984,000	37,700,410	26,360,294	44,927,987	2,718,735	(53,661,540)	31,685,592

Issuances of preferred stock to affiliate in exchange for product technology transfers	2,176,000	13,910,080					13,910,080

Common stock options exercised			33,100	26,481			26,481

Net loss						(3,203,371)	(3,203,371)

Balances at September 30, 2005 (Unaudited)	8,160,000	51,610,490	26,393,394	44,954,468	2,718,735	(56,864,911)	42,418,782

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

Caraco is a corporation organized under Michigan law in 1984, to engage in the business of developing, manufacturing and marketing generic pharmaceuticals for the prescription and over-the-counter (non-prescription or “OTC”) markets.

A generic pharmaceutical is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generic pharmaceuticals are well accepted for substitution of brand pharmaceuticals (which substitution is regulated by individual state regulations) as they sell at a discount to the branded product’s price and have been determined to be their equivalent in quality and bioavailability.

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

During the second quarter and six months ended September 30, 2005, of our new fiscal year (“fiscal 2006”), we recorded net sales of $19.8 million and $37.4 million, respectively, compared to $ 15.3 million and $30.1 million during the corresponding periods of 2004. We incurred $12.7 million and $17.6 million in R&D expense during the three and six months ended September 30, 2005 compared to $7.2 million and 13.3 million during the corresponding periods of 2004. This included $10.7 million and $13.9 million in non-cash R&D expense compared to $5.7 million and $10.4 million during the relevant periods. We used cash in operations of $2.7 million during the six months ended September 30, 2005 compared to generating cash from operations of $10.7 million during the corresponding period. This cash was used primarily to augment working capital. We incurred net losses of $4.8 million and $3.2 million during the three and six months ended September 30, 2005 compared to net income of $1.1 million and $2.6 million during the corresponding periods of 2004. At September 30, 2005, we had stockholders’ equity of $42.4 million as compared to stockholders’ equity of $16.7 million at September 30, 2004. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through September 30, 2005, all products out of the 25 products to be transferred to us by Sun Global. Of these, 15 products passed their bio-equivalency studies as of September 30, 2005, and one since then. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Future Outlook.”

We filed three ANDAs with the FDA during the second quarter of fiscal 2006 and one since then. This brings our total number of ANDAs pending approval by the FDA to 13 after considering tentative approval received for 1 ANDA during the second quarter of Fiscal 2006.

An ANDA was filed, during the Transition Period, for a generic version of Novo Nordisk A/D and Novo Nordisk, Inc.’s Prandin®, challenging its patent under a “Paragraph IV Certification”. We believe we are the first company to file such a Paragraph IV certification and therefore there is a potential to be granted 180 days of exclusivity upon successful resolution of patent litigation recently initiated by Novo Nordisk and approval of the ANDA by FDA.

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on FDA Form 483. We believe we have responded to the Form 483 appropriately and have received one approval and one tentative approval during the current period.

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

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We do not expect the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be derecognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

5.	COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic weighted average number of common shares outstanding for the three and six months ended September 30, 2005 was 26,377,065. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the three and six months ended September 30, 2004 were 24,583,220 and 29,318,828.

6	SUN PHARMACEUTICAL INDUSTRIES LIMITED

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

The products agreement was amended by the Independent Committee in the quarter ended March 31, 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and to provide instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, we have selected all the 25 products, twelve of which passed bio-equivalency studies as of September 30, 2005, and two products since then. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

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

During the Transition Period, SPARC Bioresearch Private Limited (“SPARC”), an affiliate of Sun Pharma, performed certain analytical studies required as part of the bio-equivalency process for two products. The Corporation incurred approximately $172,000 of costs during this period for the studies performed by SPARC. No similar studies were performed by SPARC during the three and six months ended September 30, 2005 or the corresponding period of 2004.

Sun and its affiliates beneficially own 64% of the outstanding shares of Caraco (72% including the convertible Series B Preferred Stock).

7.          ACCOUNTING FOR STOCK BASED COMPENSATION

The Corporation follows only the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Management believes that the fair value and pro-forma disclosures, required by SFAS No. 123, are not material to the financial statements. The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has generally been recognized in the financial statements for its outstanding stock options. Options to purchase 40,000 shares of common stock were granted on May 2, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary thereafter. The Company also granted 45,000 shares of common stock on May 2, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary thereafter. In addition, the Company granted options to purchase 3,000 shares of common stock to each of the new independent directors upon the date of their appointment. No other options or stock grants were granted during the six months ended September 30, 2005 or 2004.

8.          COMMON STOCK ISSUANCES

We issued 33,100 and 22,800 shares of common stock to our employees upon exercise of their stock options during the six months ended September 30, 2005 and 2004, respectively.

9.          PREFERRED STOCK ISSUANCES

We issued 2,176,000 shares and 1,632,000 shares of preferred stock to Sun Global during each of the six month periods ended September 30, 2005 and 2004, respectively.

10.        SALES AND CUSTOMERS

Our Company effectively addressed the challenges during the first six months of fiscal 2006. The organization continues to be strengthened to meet the demands of the US generic market, while supporting our expected growth.

As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers such as Amerisource-Bergen Corporation, McKesson Corporation and/or Cardinal Health, which provide a service to supplement our direct relationship with our customer or act as an intermediary to service the customers directly in lieu of direct shipments from our Company. Collectively, for the six months ended September 30, 2005, these wholesale accounts equate to 76% of our gross sales, yet the actual sales are for various customers with underlying direct contracts with our company. No other single customer represents more than 10% of our gross sales during the relevant periods

In 2002 we entered into a sales contract with the Veterans Administration, an agency of the U.S. government. The Veterans Administration has designated McKesson Corporation as its wholesaler. Our agreement which commenced June 21, 2002 was for one year with four 1 year option periods and is for one product, Metformin Hydrochloride. The first three option periods were exercised. The agreement may be terminated by the purchaser without cause and in such case; we would only be entitled to a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges that have resulted from the termination. The agreement provides that certain penalties would be incurred if we are unable to meet our sales commitment.

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

On September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contained a Paragraph IV Certification challenging the Ortho-McNeil patent. We believe that the Ortho-McNeil patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and we intend to vigorously defend this action. Since this action, Ortho-McNeil has entered into a license agreement with another manufacturer and has launched its product generically while another manufacturer has launched its approved generic at risk. On October 8, 2005, arguments were heard in the US District Court in the Eastern District of Michigan, on our motion for summary judgment on the issue of non- infringement. On October 19, 2005 our motion for summary judgment was granted in our favor. Ortho-McNeil has the right to appeal.

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

12.        INVENTORIES

Inventories consist of the following amounts at September 30:

	2 0 0 5	2 0 0 4

Raw materials	$6,052,904	$5,151,328

Goods in transit	2,446,464	2,731,728

Work in process	2,484,654	1,795,729

Finished goods	6,735,086	5,018,975

Total	$17,719,108	$14,497,760

REVIEW REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

November 3, 2005

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of September 30, 2005 and the related statements of operations, and the related statements of stockholders’ equity and cash flows for the six months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

5750 New King Street – Suite 200 – Troy, MI 48098 –248.952.5000 –Fax 248.952.5750 www.rehmann.com

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

OVERVIEW

The first two quarters of fiscal 2006 ending September 30, 2005) represents 18 quarters of successive sales revenue growth. During the three and six months ended September 30, 2005, of our new fiscal year (“fiscal 2006”), we recorded net sales of $19.8 million and $37.4 million compared to $ 15.3 million and $30.1 million during the corresponding periods of 2004. We incurred $12.7 million and $17.6 million in R&D expense during the three and six months ended September 30, 2005 compared to $7.2 million and $13.3 million during the corresponding periods of 2004. This included $10.7 million and $13.9 million in non-cash R&D expense compared to $5.7 million and $10.4 million during the corresponding periods. We used cash in operations of $2.7 million during the six months ended September 30, 2005 compared to generating cash from operations of $10.7 million during the corresponding period. This cash was used primarily to augment working capital. We incurred net losses of $4.8 million and $3.2 million during the three months and six months ended September 30, 2005, respectively, compared to net income of $1.1 million and $2.6 million during the corresponding periods of 2004. At September 30, 2005, we had stockholders’ equity of $42.4 million as compared to stockholders’ equity of $16.7 million at September 30, 2004.

FDA COMPLIANCE

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on Form 483. We believe that we responded appropriately and have since received a product approval on Clozapine 50mg and a tentative approval on Zolpidem Tartrate (the generic version of Ambien®).

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our financial statements included in our Annual Report and in Note 1 to our financial statements included in our Transition Report filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, provisions for estimated customer returns, discounts, rebates and other price adjustments, including customer chargebacks, valuation allowances for deferred tax assets, and valuation of overhead components in inventory.  As stated previously, these are discussed in more detail in Note 1 to our Annual Report and in Note 1 to our Transition Report. We have reviewed and determined that these policies remain our critical accounting policies for the first two fiscal quarters of 2006. We did not make any changes in these policies during this period.

Three and Six Months Ended September 30, 2005 Compared to Three and Six Months Ended September 30, 2004

Net Sales.     Net sales for the relevant periods of 2005 and 2004 were $19.8 and $37.4 million, respectively, compared to $15.3 million and $30.1 million, reflecting increases of 29% and 24%. The increase is due to the higher production and increased marketing of our products to new and existing customers. Currently, we manufacture and market all except one of the approved products. Sales of three products accounted for approximately 77% and 84% of net sales for the relevant six-month periods of 2005 and 2004, respectively.Sales of these three products accounted for approximately 72% and 79% of net sales for the relevant three-month periods of 2005 and 2004, respectively.

Gross Profit.     We earned gross profit of $9.7 million and $17.9 million during the relevant periods as compared to gross profit of $9.3 million and $18.3 million during the corresponding periods of 2004, reflecting an increase of 4% for the three months ended September 30, 2005 and a decrease of 2% for the six months ended September 30, 2005. The increase in gross profit for the three months was primarily due to higher sales and the containment of certain costs. The reduction in gross profit for the six months has primarily been due to continual declining sales prices of our products, offset in part by increasing sales as previously disclosed. In addition the class of trade or the customer mix has changed and product selection being offered has contributed to the reduction of gross profit during the quarter.

The gross profit margins for the relevant periods declined to 49% and 48% as compared to 60% and 61%. The decrease was primarily the result of increased competition, both domestic and foreign, resulting in erosion of prices and profit margins. The 49% profit margin reflects a 3 percent improvement over the first quarter 2006 profit margin.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses during the relevant periods were $1.9 million and $3.6 million compared to $0.9 million and $2.3 million, representing increases of 111% and 57%. The selling, general and administrative expenses remain less than 10% of net sales during the relevant periods.

The increase in SG&A has been due to an increase in regulatory costs for compliance with SEC regulations, including Sarbanes-Oxley requirements ($0.3 million), increases in compensation, primarily as a result of additions to management ($0.3 million), higher taxes on income and property ($0.1 million) and higher SG&A expenses associated with higher sales volumes.

Research and Development Expenses.     Total R&D expenses for the relevant periods were $12.7 and $17.6 million compared to $7.2 million and $13.3 million. Cash research and development expenses were $2.0 million and $3.7 million compared to $1.5 million and $2.9 million during the relevant periods. We incurred non-cash research and development expenses (technology transfer cost) of $10.7 million and $13.9 million for 3 and 4 product transfers during the three and six months ended September

30, 2005, as compared to $5.7 million and $10.4 million for 2 and 3 product transfers during corresponding periods of 2004. Each product transfer earns 544,000 shares of preferred stock. The cash R&D expenses during the three and six months ended September 30, 2005 have been higher due to increased R&D activity compared to that during the corresponding 2004 periods.

Interest Expense. We did not incur any interest cost during the three and six months ended September 30, 2005. Interest expense on loans from the Economic Development Corporation of the City of Detroit (the “EDC”), ICICI Bank, the Bank of Nova Scotia and Citibank was $0.1 million and $0.2 million during the corresponding periods of 2004. The decrease in the amount of interest is due to paying off the entire loans due to the EDC, ICICI Bank, the Bank of Nova Scotia and CitiBank during 2004.

Results of Operations. We incurred a net loss of $4.8 million and $3.2 million during the relevant periods. We earned net income of $1.1 million and $2.6 million during the corresponding periods of 2004.

Liquidity and Capital Resources

We used cash in operations of $2.7 million for the six months ending September 30, 2005 as compared to generating cash of $4.9 million from operations during the Transition Period ended March 31, 2005 (January 1 to March 31, 2005). Accounts receivable increased by $12.8 million during the relevant period of Fiscal 2006 due to the increase in sales as compared to $6.7 million in accounts receivable at the end of March 31, 2005. The increase in accounts receivable is relative to the increase in sales and associated terms offered to our customers and has a direct correlation to the timing of chargebacks received. We anticipate that cash flow will return to normal historical cash flow.

We used cash in operations of $2.7 million as compared to generating cash of $10.7 million from operations during the relevant periods. Accounts receivable increased by $14.3 million during the relevant period of Fiscal 2006 due to the increase in sales as compared to a decrease of $1 million in accounts receivable in the corresponding periods of 2004. The balances at the beginning of the relevant periods were used to finance our capital expenditures of $1.4 million and $1.7 million.

During the six months ended September 30, 2004, we repaid the entire balance of $6.0 million due to the EDC, and $9.4 million to The Bank of Nova Scotia. These payoffs were funded from internal cash flow and by utilizing a $10.0 million credit line arranged with Citibank, FSB.

At September 30, 2005 we had working capital of $28.8 million compared to working capital of $4.8 million at September 30, 2004. We had working capital of $ 18.8 million at March 31, 2005. The increased working capital in 2005 is primarily due to increased accounts receivables balances resulting from higher sales volumes.

Future Outlook

Management is optimistic about our future outlook. We continue to be substantially compliant with cGMPs. We have received approvals of 15 ANDAs and the tentative approval for one ANDA from the FDA. Currently, 13 products are pending approval at the FDA. We continue to expand and upgrade our facilities and improve our customer base. Our efforts in developing new products have also picked up momentum and this should permit us to grow at a reasonable level. We have now four products,

Metformin, Metoprolol, Mirtazapine and Salsalate whose market share is ranked third or higher against the same products of our competitors. We continue to be optimistic that we will achieve our previously stated guidance.

We believe that though we continue to have lower gross profits due to price erosion we are confident that our sales growth will offset any long-term impact. However, should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, improved productivity, better-cost absorption of operational overheads, and cost reductions.

As disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global has agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and sixteen of these products have passed their respective bio-equivalency studies (one in December 2003, seven in 2004, three during the Transition Period, one during the first quarter of fiscal 2006, three during the second quarter of fiscal 2006, and one since then). If some or all of the remaining products pass their bio-equivalency studies in fiscal 2006, the fair value of the preferred shares earned by Sun Global in exchange for such products could cause our non-cash research and development expenses to increase to an amount which would significantly decrease profit or create a loss.

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

Management’s plans for the remainder of fiscal 2006 include:

(a)	Continued focus and improvement on FDA compliance.

(b)	Increased pace of research and development activities, with a view to maximize ANDA filings.

(c)	Continue to invest in equipment and facility to expand capacity to meet requirements of projected growth in near term.

(d)	Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

(e)	Prompt introduction of new approved products to the market.

(f)	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

(g)	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

(h)	Considering alternative ways of increasing cash, including developing, manufacturing and marketing ANDAs owned by Sun Pharma, and borrowings.

(i)	Locating and acquiring facilities to enhance production and therefore sales.

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

b.          There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 11 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, registrant issued 1,632,000 Series B preferred shares to Sun Global in exchange for the transfer of three products pursuant to registrant’s products agreement with Sun Global. Such preferred shares were issued to Sun Global pursuant to exemptions from registration under Section 4(2), Section 4(6) and Regulation D under the Securities Act of 1933.

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

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: November 9, 2005	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Jitendra N. Doshi

Jitendra N. Doshi
Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.