Form 10-Q
period 2005-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2006-01-26
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2005

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company ((as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of January 20, 2006 the registrant had 26,421,394 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.

BALANCE SHEETS

	DECEMBER 31, 2005	MARCH 31, 2005

ASSETS

Current assets
Cash and cash equivalents	$8,865,440	$6,627,425
Accounts receivable, net	19,518,008	6,736,778
Inventories	21,338,531	18,467,693
Prepaid expenses and deposits	3,005,040	1,105,618

Total current assets	52,727,019	32,937,514

Property, plant and equipment
Land	197,305	197,305
Building and improvements	9,816,175	9,605,888
Equipment	11,798,108	9,701,979
Furniture and fixtures	667,284	589,329

Total	22,478,872	20,094,501
Less: accumulated depreciation	8,281,353	7,197,422

Net property, plant & equipment	14,197,519	12,897,079

Total assets	66,924,538	45,834,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	2,178,571	2,577,669
Accounts payable, Sun Pharma	13,819,750	9,639,890
Accrued expenses	2,048,711	1,931,442

Total current liabilities	18,047,033	14,149,001

Total liabilities	18,047,033	14,149,001

Stockholders’ equity
Common stock, no par value, authorized 30,000,000 shares; issued and outstanding shares - 26,396,394 and 26,360,294 shares	44,956,867	44,927,987
Convertible Series B Preferred Stock, no par value, authorized 15,000,000 shares; issued and outstanding - 9,248,000 and 5,984,000 shares	58,747,770	37,700,410
Additional paid in capital	2,718,735	2,718,735
Accumulated deficit	(57,545,867)	(53,661,540)

Total stockholders’ equity	48,877,505	31,685,592

Total liabilities and stockholders’ equity	66,924,538	45,834,593

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF INCOME

	NINE MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,

	2005	2004	2005	2004

Net sales	58,087,910	46,779,221	20,678,978	16,680,678
Cost of goods sold	29,861,857	19,050,867	10,329,598	7,283,981

Gross profit	28,226,053	27,728,354	10,349,380	9,396,697

Selling, general and administrative expenses	5,701,231	3,994,400	2,133,346	1,700,241
Research and development costs - affiliate (Note 7)	21,047,360	16,568,880	7,137,280	6,217,920
Research and development costs - other	5,512,554	4,920,003	1,848,167	2,016,052

Operating income	(4,035,092)	2,245,071	(769,413)	(537,514)

Other income (expense)
Interest expense	0	(225,788)	0	(8,658)
Interest income	108,130	38,301	54,820	5,549
Other income (expense)	42,635	(14,031)	33,637	(4,582)

Other expense - net	150,765	(201,518)	88,457	(7,691)

Net income	(3,884,327)	2,043,553	(680,956)	(545,205)

Net income per common share
Basic	(0.15)	0.08	(0.03)	(0.02)
Diluted	(0.15)	0.07	(0.03)	(0.02)

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31,

	2005	2004

Cash flows from operating activities
Net (loss) income	(3,884,327)	2,043,553
Adjustments to reconcile net (loss) / income to net cash flow from operating activities
Depreciation	1,101,942	743,345
Capital stock issued or to be issued to affiliate in exchange for product formula	21,047,360	16,568,880

Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(13,024,424)	(1,842,529)
Inventories	(2,870,838)	(4,487,236)
Prepaid expenses and deposits	(1,899,421)	(70,603)
Accounts payable	4,023,955	3,103,479
Accrued expenses & interest	117,269	(263,060)

Net cash flow from operating activities	4,611,513	15,795,829

Cash flows from investing activities
Purchases of property, plant and equipment	(2,399,978)	(2,695,404)

Net cash used in investing activities	(2,399,978)	(2,695,404)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	0	10,000,000
Repayments of loans payable to financial institutions	0	(22,375,000)
Proceeds from exercise of stock options	26,480	3,453,946
Repayments of EDC loan	0	(5,967,716)

Net cash flow (used) in financing activities	26,480	(14,888,770)

Net increase in cash and cash equivalents	2,238,015	(1,788,345)
Cash and cash equivalents, beginning of period	6,627,425	4,244,815

Cash and cash equivalents, end of period	8,865,440	2,456,470

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	PREFERRED STOCK		COMMON STOCK

	SHARES	AMOUNT	SHARES	AMOUNT

Balances at April 1, 2005	5,984,000	37,700,410	26,360,294	44,927,987

Issuances of preferred stock to affiliate in exchange for product technology transfers	3,264,000	21,047,360

Common stock options exercised			36,100	26,480

Net income

Balances at December 31, 2005	9,248,000	58,747,770	26,396,394	44,954,467

	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

Balances at April 1, 2005	2,718,735	(53,661,540)	31,685,592

Issuances of preferred stock to affiliate in exchange for product technology transfers			21,047,360

Common stock options exercised			26,480

Net income		(3,884,327)	(3,884,327)

Balances at December 31, 2005	2,718,735	(57,545,867)	48,875,105

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

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Transition Report (“Transition Report”) on Form 10-K/T for the period January 1, 2005 to March 31, 2005 (the “Transition Period”) and the Annual Report on Form 10-K as of and for the year ended December 31, 2004 of Caraco Pharmaceutical Laboratories, Ltd. (“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).

The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the Corporation’s Transition Report on Form 10-K/T.

2.     ORGANIZATION AND NATURE OF BUSINESS

Caraco is a corporation organized under Michigan law in 1984,engaged in the business of developing, manufacturing, marketing and distributing generic and private-label pharmaceuticals to the nation’s largest wholesalers, distributors, warehousing and non-warehousing chain drugstores and managed care providers, throughout the U.S.

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

Our present product portfolio includes 19 prescription products in 43 strengths in 98 package sizes. The products are intended to treat a variety of disorders including the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our funding has been from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.     CURRENT STATUS OF THE CORPORATION

During the three and nine months ended December 31, 2005, of our new fiscal year (“fiscal 2006”), we recorded net sales of $20.7 million and $58.1 million, respectively, compared to $16.7 million and $46.8 million during the corresponding periods of 2004. We incurred $9.0 million and $26.6 million in R&D expense during the three and nine months ended December 31, 2005 compared to $8.2 million and $21.5 million during the corresponding periods of 2004. This included $7.1 million and $21.0 million in non-cash R&D expense compared to $6.2 million and $16.6 million during the relevant periods. We generated cash from operations of $4.6 million during the nine months ended December 31, 2005 compared to $15.8 million during the corresponding period. This cash was used primarily to augment working capital. We incurred net loss of $0.7 million and $3.9 million during the three and nine months ended December 31, 2005 compared to a net loss of $0.5 million and net income of $2.0 million during the corresponding periods of 2004. At December 31, 2005, we had stockholders’ equity of $48.9 million as compared to stockholders’ equity of $25.8 million at December 31, 2004. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through December 31, 2005, all products out of the 25 products to be transferred to us by Sun Global. Of these, 17 products passed their bio-equivalency studies as of December 31, 2005, and one product since then. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Future Outlook.”

We filed two ANDAs with the FDA during the third quarter of fiscal 2006. We received approvals for two ANDAs during the third quarter of fiscal 2006. We also received a tentative approval for one strength of one of the products submitted for approval. This brings our total number of ANDAs pending approval by the FDA to thirteen products.

An ANDA was filed, during the Transition Period, for a generic version of Novo Nordisk A/D and Novo Nordisk, Inc.’s Prandin®, challenging its patent under a “Paragraph IV Certification”. We believe we are the first company to file such a Paragraph IV certification and therefore there is a potential to be granted 180 days of exclusivity upon successful resolution of patent litigation recently initiated by Novo Nordisk and approval of the ANDA by the FDA.

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on FDA Form 483. The Company has responded to the Form 483, and has since received approvals from the FDA for various products previously submitted.

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

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share,” and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We do not expect the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

5.     COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic weighted average number of common shares outstanding for the three and nine months ended December 31, 2005 was 26,383,457. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the three and nine months ended December 31, 2004 were 24,734,282 and 29,239,634, respectively.

6.     SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, Sun Pharma made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

Sun Pharma and its affiliates had loaned us approximately $10 million since August 1997. As of December 31, 2003, we have repaid all of such loans. Sun Pharma has also assisted us, by acting as guarantor, in obtaining line of credit loans from ICICI Bank Limited, The Bank of Nova Scotia and Citibank FSB in the amounts of $5.0 million, $12.5 million and $10.0 million, respectively. As of December 31, 2004, we have repaid all of such loans and the related credit lines are closed.

In August 1997, we entered into an agreement, whereby Sun Pharma was required to transfer to us the technology formula for 25 generic pharmaceutical products over a period of five years through August 2003. We exchanged 544,000 shares of our common stock for each technology transfer of an ANDA product (when bio-equivalency studies were successfully completed) and 181,333 shares for each technology transfer of a DESI product. The products provided to us from Sun Pharma were selected by mutual agreement. Under such agreement, we conducted, at our expense, all tests including bio-equivalency studies. Pursuant to such agreement, Sun Pharma delivered to us the technology for 13 products. This agreement expired and, as noted below, we have entered into a new agreement,with Sun Global.

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

The products agreement was amended by the Independent Committee in the quarter ended March 31, 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and to provide instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to the products agreement, we have selected all the 25 products, seventeen of which passed bio-equivalency studies as of December 31, 2005, and one product since then. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

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

During the Transition Period, SPARC Bioresearch Private Limited (“SPARC”), an affiliate of Sun Pharma, performed certain analytical studies required as part of the bio-equivalency process for two products. The Corporation incurred approximately $172,000 of costs during this period for the studies performed by SPARC. No similar studies were performed by SPARC during the three and nine months ended December 31, 2005 or the corresponding periods of 2004.

As of December 31, 2005, Sun and its affiliates beneficially own 63.9% of the outstanding shares of Caraco (73.3% including the convertible Series B Preferred Stock).

7.     ACCOUNTING FOR STOCK BASED COMPENSATION

The Corporation follows only the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Management believes that the fair value and pro-forma disclosures, required by SFAS No. 123, are not material to the financial statements. The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has generally been recognized in the financial statements for its outstanding stock options. Options to purchase 40,000 shares of common stock were granted on May 2, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary thereafter. The Company also granted 45,000 shares of common stock on May 2, 2005 to the CEO of the Corporation, which will vest in the amount of 1/3rd every anniversary date thereafter. In addition, the Company granted options to purchase 3,000 shares of common stock to each of the new independent directors upon the date of their appointment. No other options or stock grants were granted during the nine months ended December 31, 2005 or 2004.

8.     COMMON STOCK ISSUANCES

We issued 36,100 and 77,800 shares of common stock to our employees upon exercise of their stock options during the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2004, we issued 1,679,066 shares of common stock to Sun Pharma against exercise of stock options, which, Sun Pharma had acquired from two former directors during the first quarter of 2004.

9.     PREFERRED STOCK ISSUANCES

We issued 3,264,000 shares and 2,720,000 shares of preferred stock to Sun Global during the nine month periods ended December 31, 2005 and 2004, respectively.

10.     SALES AND CUSTOMERS

Our Company effectively addressed its challenges during the first nine months of fiscal 2006. The organization continues to be strengthened to meet the demands of the US generic market, while supporting our expected growth.

As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers such as Amerisource-Bergen Corporation, McKesson Corporation and/or Cardinal

Health, which provide a service to supplement our direct relationship with our customers or act as an intermediary to service the customers directly in lieu of direct shipments from our Company. Collectively, for the nine months ended December 30, 2005, these wholesale accounts equate to 76% of our gross sales, yet the actual sales are for various customers with underlying direct contracts with our Company. No other single customer represents more than 10% of our gross sales during the relevant periods.

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

11.     LINE OF CREDIT

On November 17, 2005, the Company entered into a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Company for the Company’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. As of December 31, 2005, no amounts have been drawn down under the Credit Agreement. Borrowings are secured by the Company’s receivables, inventory and all proceeds therefrom. Borrowings may be prepaid at any time by the Company. Interest is payable based on LIBOR or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Company. The rate of interest is LIBOR plus 75 basis points or Prime rate minus 100 basis points.

12.     LITIGATION

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

On September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s

Ultracet® drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contained a Paragraph IV Certification challenging the Ortho-McNeil patent. We believe that the Ortho-McNeil patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and we intend to vigorously defend this action. Since this action, Ortho-McNeil has entered into a license agreement with another manufacturer and has launched its product generically while another manufacturer has launched its approved generic at risk. On October 8, 2005, arguments were heard in the US District Court in the Eastern District of Michigan, on our motion for summary judgment on the issue of non- infringement. On October 19, 2005 our motion for summary judgment was granted in our favor. On December 19, 2005, the FDA approved the manufacture, use and sale of the product. Ortho-McNeil has filed an appeal of the finding of non-infringement by the Eastern District of Michigan. Additionally, the United States Patent and Trademark Office has allowed Ortho-McNeil’s request for a reissue patent that, when issued, Ortho-McNeil contends will be infringed by Caraco’s now-marketed product. We believe that, like its original patent, Ortho-McNeil’s reissue patent will be invalid and unenforceable.

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

13.     INVENTORIES

Inventories consist of the following amounts at December 31:

	2005	2004

Raw materials	$7,225,576	5,030,430
Goods in transit	4,236,576	2,901,626
Work in process	2,250,595	2,993,587
Finished goods	7,625,783	6,208,168

Total	$21,338,531	17,133,811

REVIEW REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

January 18, 2006

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 2005 and the related statements of operations for the three and nine months ended December 31, 2005 and 2004, the statements of cash flows for the nine months ended December 31, 2005 and 2004, and the statements of stockholders’ equity for the nine months ended December 31, 2005. These financial statements are the responsibility of the Company’s management.

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

5750 New King Street – Suite 200 – Troy, MI 48098 – 248.952.5000 – Fax 248.952.5750 « www.rehmann.com

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

OVERVIEW

The first three quarters of fiscal 2006 ended December 31, 2005 represent 19 quarters of successive sales revenue growth. During the three and nine months ended December 31, 2005, of our new fiscal year (“fiscal 2006”), we recorded net sales of $20.7 million and $58.1 million, respectively, compared to $16.7 million and $46.8 million during the corresponding periods of 2004. We incurred $9.0 million and $26.6 million in R&D expense during the three and nine months ended December 31, 2005 compared to $8.2 million and $21.5 million during the corresponding periods of 2004. This included $7.1 million and $21.0 million in non-cash R&D expense compared to $6.2 million and $16.6 million during the relevant periods. We generated cash from operations of $4.6 million during the nine months ended December 31, 2005 compared to $15.8 million during the corresponding period. This cash was used primarily to augment working capital. We incurred net loss of $0.7 million and $3.9 million during the three and nine months ended December 31, 2005 compared to net loss of $0.5 million and net income of $2.0 million during the corresponding periods of 2004. At December 31, 2005, we had stockholders’ equity of $48.9 million as compared to stockholders’ equity of $25.8 million at December 31, 2004.

FDA COMPLIANCE

The FDA commenced an inspection of the Company’s facility during the Transition Period. The FDA completed its inspection in May 2005 and issued observations on Form 483. We believe that we responded appropriately and have since received product approval of Clozapine 50mg, a tentative approval of Zolpidem (a generic version of Ambien®), approval of Carbamazepine 100, 200, 300 and 400 mg tablets and approval of Tramadol Hydrochloride with Acetaminophen tablets (the generic version of Ultracet®). We also received a tentative approval of one strength of Carvedilol (a generic version of Coreg®).

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our financial statements included in our Annual Report and in Note 1 to our financial statements included in our Transition Report filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, provisions for estimated customer returns, discounts, rebates and other price adjustments, including customer chargebacks, valuation allowances for deferred tax assets, and valuation of overhead components in inventory. As stated previously, these are discussed in more detail in Note 1 to our Annual Report and in Note 1 to our Transition Report. We have reviewed and determined that these policies remain our critical accounting policies for the first three fiscal quarters of 2006. We did not make any changes in these policies during this period.

Three and Nine Months Ended December 31, 2005 Compared to Three and Nine Months Ended December 31, 2004

Net Sales. Net sales for the relevant periods were $20.7 and $58.1 million, respectively, compared to $16.7 million and $46.8 million, reflecting an increase of 24% for each of the relevant periods. The increase is due to the higher production and increased marketing of our products to new and existing customers and in part due to the recent launch of Tramadol Hydrochloride with Acetaminophen, which represented approximately $0.8 million in net sales in the last 10 days of the period. Currently, we manufacture and market all except two of the approved products. Sales of three products accounted for approximately 69% and 74% of net sales for the relevant nine-month periods of 2005 and 2004, respectively. Sales of these three products accounted for approximately 79% and 84% of net sales for the relevant three-month periods of 2005 and 2004, respectively.

Gross Profit. We earned gross profit of $10.3 million and $28.2 million during the relevant periods as compared to gross profit of $9.4 million and $27.7 million during the relevant corresponding periods, reflecting increases of 10% and 2% for the relevant periods. The increase in gross profit for the relevant periods is primarily due to higher sales, an improved balance in the mix of customers or the class of trade and product selection being sold offset in part by price erosion during the quarter.

The gross profit margins for the relevant periods declined to 50% and 49% as compared to 56% and 59%. The decrease was primarily the result of increased competition, both domestic and foreign, resulting in erosion of prices and profit margins. The 50% profit margin reflects a 1 percent improvement over the second quarter 2006 profit margin, primarily due to mix of products being sold during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the relevant periods were $2.1 million and $5.7 million compared to $1.7 million and $4.0 million, representing increases of 24% and 43%. The selling, general and administrative expenses continue to remain at approximately 10% of net sales for the relevant periods.

The increase in SG&A for the nine months ended December 31, 2005 has been due to an increase in regulatory costs for compliance with SEC regulations, including Sarbanes-Oxley requirements ($0.3 million), primarily additions to management and associated compensation ($0.5 million), higher taxes on income and property ($0.2 million) and higher SG&A expenses associated with higher sales volumes as well as a one time charge ($0.3 million) in the current three and nine month periods associated with our decision to forego an acquisition of real property in favor of alternate expansion opportunities.

Research and Development Expenses. Total R&D expenses for the relevant periods were $9.0 and $26.6 million compared to $8.2 million and $21.5 million. Actual cash research and development expenses were $1.8 million and $5.5 million compared to $2.0 million and $4.9 million during the relevant periods. We incurred non-cash research and development expenses (technology transfer cost) of $7.1 million and $21.0 million for 2 and 6 product transfers during the relevant periods of 2005, as compared to $6.2 million and $16.6 million for 2 and 5 product transfers during the corresponding periods of 2004. Each product transfer earns 544,000 shares of preferred stock. The cash R&D expenses during the nine months ended December 2005 were slightly higher compared to those during the corresponding 2004 period due to increased R&D activity.

Interest Expense. We did not incur any interest cost during the relevant periods of 2005. Interest expense on loans from the Economic Development Corporation of the City of Detroit (the “EDC”), ICICI Bank, the Bank of Nova Scotia and Citibank amounted to $0.2 million during the nine month period ended December 31, 2004. The decrease in the amount of interest is due to paying off the entire loans due to the EDC, ICICI Bank, the Bank of Nova Scotia and CitiBank during 2004.

Results of Operations. We incurred a net loss of $0.7 million and $3.9 million during the relevant periods. We incurred a net loss of $0.5 million and earned net income of $2.0 million during the corresponding periods of 2004.

Liquidity and Capital Resources

We generated cash from operations of $4.6 million for the nine months ended December 31, 2005 as compared to generating cash of $4.8 million from operations during the Transition Period ended March 31, 2005 (January 1 to March 31, 2005). Accounts receivable increased by $12.8 million during the relevant period of Fiscal 2006 as compared to $6.7 million in accounts receivable at the end of March 31, 2005. The increase in accounts receivable is relative to the increase in sales and associated terms offered to our customers and has a direct correlation to the timing of chargebacks received. This current period’s positive cash flow is more consistent with historical trends.

We generated cash from operations of $4.6 million as compared to $15.8 million from operations during the relevant nine-month periods. In addition to augmenting working capital, the balance at the beginning of the relevant periods and cash generated from operations were used to finance our capital expenditures of $2.4 million and $2.7 million.

During the nine months ended December 31, 2004, we repaid the entire balance of $6.0 million due to the EDC, $9.4 million to The Bank of Nova Scotia and $10 million to Citibank, FSB. These payoffs were funded from internal cash flow and by utilizing a $10.0 million credit line arranged with Citibank, FSB.

At December 31, 2005 we had working capital of $34.7 million compared to working capital of $13.2 million at December 31, 2004. We had working capital of $18.8 million at March 31, 2005. The increased working capital in fiscal 2006 is primarily due to increased accounts receivable balances resulting from higher sales volumes. Additionally we have available the $10 million line of credit recently obtained through JPMorgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years.

Future Outlook

We continue to be optimistic about our future outlook. We believe we are substantially compliant with cGMPs. We have received two ANDA approvals and one tentative approval during the most recent quarter both in the last month of the quarter. Currently, we have 13 products pending approval at the FDA. We continue to expand and upgrade our facilities and improve our customer base. Our efforts combined with Sun Global in developing new products have also picked up momentum and this should permit us to grow at a reasonable level. We now have four products, Metformin, Metoprolol, Tramadol and Salsalate whose market share is ranked third or higher against the same products of our generic competitors. Based on current trends we believe it necessary to increase our previous guidance from 15-20% growth to 25-30% growth for fiscal 2006 compared to calendar 2004.

We are confident that, although we continue to have lower gross profits due to price erosion, our sales growth, product portfolio improvements and execution of our plans will offset any long-term impact. However, should the pricing pressures become more severe than anticipated, the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, expansion of our customer base, improved productivity, better-cost absorption of operational overheads, cost reductions and increased development plans.

As disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global has agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and eighteen of these products have passed their respective bio-equivalency studies (one in December 2003, seven in 2004, three during the Transition Period, one during the first quarter of fiscal 2006, three during the second quarter of fiscal 2006, two during the third quarter of fiscal 2006 and one since then). If some or all of the remaining products pass their bio-equivalency studies in fiscal 2006, the fair value of the preferred shares earned by Sun Global in exchange for such products could cause our non-cash research and development expenses to increase to an amount which would significantly decrease profit or create a loss.

While the development of new products will increase both our cash and non-cash R&D expense and will impact EPS, we expect that cash will be available, among other things, to meet increased working capital requirements, fund potential Paragraph IV Certification litigation and finance further capital investments.

The Company will continue to aggressively move forward with the development of new products. We believe that receiving products from Sun provides us with a partner with a proven track record; one that already has provided us with quality products. Moreover, Sun Pharma’s increased beneficial ownership in us to approximately 63.9% (approximately 73.3% including the convertible Series B Preferred Stock), should, we believe, provide it with the incentive to continue to help us succeed. Sun Pharma has previously provided us with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped us to date.

Management’s plans for the remainder of fiscal 2006 include:

(a)	Continued focus and improvement on FDA compliance.

(b)	Increased pace of research and development activities, with a view to maximize ANDA filings.

(c)	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected growth in near term.

(d)	Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

(e)	Prompt introduction of new approved products to the market.

(f)	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

(g)	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

(h)	Considering alternative ways of increasing cash, including developing, manufacturing and marketing ANDAs owned by Sun Pharma, and borrowings.

(i)	Locating and acquiring facilities to enhance production and therefore sales.

(j)

Research alternate product development sources and product licenses such as in licensing authorized generics from brand innovator companies and acquisitions of ANDAs from competitor manufacturers both domestically and abroad.

Forward Looking Statements

This report, other than the historical financial and business information, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limitation, the words “believes,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Those statements include statements regarding our intent, belief, and current expectation. These statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward-looking statements.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.26	Credit Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A.

10.27	Security Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL
LABORATORIES, LTD.

Date: January 20, 2006	By: /s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: January 20, 2006	By: /s/ Jitendra N. Doshi

Jitendra N. Doshi
Chief Financial Officer

EXHIBIT INDEX

10.26	Credit Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A.

10.27	Security Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.