Form 10-Q/A
period 2005-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2006-01-26
CIK 887708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	DECEMBER 31, 2005	MARCH 31, 2005
	UNAUDITED	AUDITED

ASSETS

Current assets
Cash and cash equivalents	$8,865,440	$6,627,425
Accounts receivable, net	19,518,008	6,736,778
Inventories	21,338,531	18,467,693
Prepaid expenses and deposits	3,005,040	1,105,618

Total current assets	52,727,019	32,937,514

Property, plant and equipment
Land	197,305	197,305
Building and improvements	9,816,175	9,605,888
Equipment	11,798,108	9,701,979
Furniture and fixtures	667,284	589,329

Total	22,478,872	20,094,501
Less: accumulated depreciation	8,281,353	7,197,422

Net property, plant & equipment	14,197,519	12,897,079

Total assets	$66,924,538	$45,834,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,178,571	$2,577,669
Accounts payable, Sun Pharma	13,819,750	9,639,890
Accrued expenses	2,048,712	1,931,442

Total current liabilities	18,047,033	14,149,001

Total liabilities	18,047,033	14,149,001

Commitments and contingencies (notes 11 and 12)

Stockholders’ equity
Common stock, no par value, authorized 30,000,000 shares;
issued and outstanding shares - 26,396,394 and 26,360,294 shares	44,956,867	44,927,987
Convertible Series B Preferred Stock, no par value, authorized
15,000,000 shares; issued and outstanding - 9,248,000 and 5,984,000 shares	58,747,770	37,700,410
Additional paid in capital	2,718,735	2,718,735
Accumulated deficit	(57,545,867)	(53,661,540)

Total stockholders’ equity	48,877,505	31,685,592

Total liabilities and stockholders’ equity	$66,924,538	$45,834,593

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

Net sales	$58,087,910	$46,779,221	$20,678,978	$16,680,678
Cost of goods sold	29,861,857	19,050,867	10,329,598	7,283,981

Gross profit	28,226,053	27,728,354	10,349,380	9,396,697

Selling, general and administrative expenses	5,701,231	3,994,400	2,133,346	1,700,241
Research and development costs - affiliate (Note 7)	21,047,360	16,568,880	7,137,280	6,217,920
Research and development costs - other	5,512,554	4,920,003	1,848,167	2,016,052

Operating (loss) income	(4,035,092)	2,245,071	(769,413)	(537,516)

Other income (expense)
Interest expense	0	(225,788)	0	(8,658)
Interest income	108,130	38,301	54,820	5,549
Other income (expense)	42,635	(14,031)	33,637	(4,582)

Other income (expense) - net	150,765	(201,518)	88,457	(7,691)

Net (loss) income	$(3,884,327)	$2,043,553	$(680,956)	$(545,207)

Net (loss) income per common share
Basic	(0.15)	0.08	(0.03)	(0.02)
Diluted	(0.15)	0.07	(0.03)	(0.02)

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31, UNAUDITED
	2005	2004

Cash flows from operating activities
Net (loss) income	$(3,884,327)	$2,043,553
Adjustments to reconcile net (loss) / income to
net cash flow from operating activities
Depreciation	1,083,931	743,345
Capital stock issued or to be issued to affiliate
in exchange for product formula	21,047,360	16,568,880

Changes in operating assets and liabilities
which provided (used) cash:
Accounts receivable	(12,781,230)	(1,842,529)
Inventories	(2,870,838)	(4,487,236)
Prepaid expenses and deposits	(1,899,421)	(70,603)
Accounts payable	3,780,761	3,103,479
Accrued expenses and interest	117,269	(263,060)

Net cash provided by operating activities	4,593,506	15,795,829

Cash flows from investing activities
Purchases of property, plant and equipment	(2,384,371)	(2,695,404)

Net cash used in investing activities	(2,384,371)	(2,695,404)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	0	10,000,000
Repayments of loans payable to financial institutions	0	(22,375,000)
Proceeds from exercise of stock options	28,880	3,453,946
Repayments of EDC loan	0	(5,967,716)

Net cash provided by (used in) financing activities	28,880	(14,888,770)

Net increase (decrease) in cash and cash equivalents	2,238,015	(1,788,345)
Cash and cash equivalents, beginning of period	6,627,425	4,244,815

Cash and cash equivalents, end of period	$8,865,440	$2,456,470

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balances at April 1, 2005	5,984,000	$37,700,410	26,360,294	$44,927,987	$2,718,735	$(53,661,540)	$31,685,592

Issuances of preferred stock to
affiliate in exchange for product
technology transfers	3,264,000	21,047,360					21,047,360

Common stock options exercised			36,100	28,880			28,880

Net loss						(3,884,327)	(3,884,327)

Balances at December 31, 2005	9,248,000	$58,747,770	26,396,394	$44,956,867	$2,718,735	$(57,545,867)	$48,877,505

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q includes minor changes to the Statement of Cash Flows and Statement of Stockholders’ Equity.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

10.26	Credit Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A. (Filed with original Form 10-Q)
10.27	Security Agreement dated as of November 17, 2005 between Caraco and JP Morgan Chase Bank, N.A. (Filed with original Form 10-Q)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: January 26, 2006	By: /s/ Daniel H. Movens
Daniel H. Movens
Chief Executive Officer

Date: January 26, 2006	By: /s/ Jitendra N. Doshi
Jitendra N. Doshi
Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.