Form 10-K
period 2006-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2006-06-14
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-24676

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(Exact name of registrant as specified in its charter)

Michigan	38-2505723
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the

past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of an “accelerated filer” and “large accelerated filer” in Rule 12 b -2 of the Exchange Act

Large Accelerated Filer   ☐      Accelerated Filer ☒        Non-Accelerated Filer   ☐

The aggregate market value of the voting common stock held by non-affiliates, based on the last sale price of the common stock as of September 30, 2005, the last day of the Registrant’s most recently completed second quarter, as reported on the American Stock Exchange, was $82,145,710.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

As of June 7, 2006, there were 26,421,994 shares of common stock outstanding.

Documents Incorporated By Reference:

Portions of registrants definitive 2006 Proxy Statement in connection with its Annual Meeting to be held in September 2006 to be filed on or before July 31, 2006.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
FORM 10-K

Forward Looking Statements

          This report, other than the historical financial and business information, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Without limitation, the words “believes,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Those statements include statements regarding our intent, belief, and current expectation. These statements are not guarantees of future performance and are subject to risks and uncertainties that cannot be predicted or quantified. Consequently, actual results could differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to those referenced in Part I, Item 1A below. These forward-looking statements represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update our forward-looking statements.

PART I

Item 1. Business

Introduction

          Caraco Pharmaceutical Laboratories, Ltd. (“Caraco” which is also referred to as the “Company,” the “Corporation,” “we,” “us” or “our”) is a corporation organized under Michigan law in 1984, engaged in the business of developing, manufacturing, marketing and distributing generic and private-label pharmaceuticals to the nation’s largest wholesalers, distributors, warehousing and non- warehousing chain drugstores and managed care providers, throughout the U.S.

           A generic pharmaceutical is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generics are well accepted for substitution of brand products as they sell at lower prices than the prices of the branded products at the equivalence in quality and bioavailability.

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

          On January 27, 2005, the Board of Directors of the Company resolved to change the Company’s fiscal year from December 31 to March 31 commencing in 2005. This change was made in order to make the Company’s fiscal year conform to the March 31 fiscal year of its parent company, Sun Pharmaceutical Industries Limited (“Sun Pharma”). This Form 10-K covers the audited fiscal year, April 1, 2005 to March 31, 2006 (“Fiscal 2006”). Comparative financial information to Fiscal 2006 is provided in this Form 10-K with respect to the twelve month period, April 1, 2004 to March 31, 2005, which is unaudited (“Fiscal 2005”). Additional information is provided with respect to the transition period (January 1, 2005 through March 31, 2005) which is audited (the “Transition Period”). See Item 6 and Item 7 below.

Overview

          Our manufacturing facility and executive offices were constructed in 1991, pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the “EDC”). Since August 1997, capital infusions and loans have primarily come from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with raw materials for certain of our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. Sun Pharma’s investment in and support of Caraco has resulted in, since the second quarter of 2002, Caraco achieving the sales necessary to support its operations. As of June 7,

2006, Sun Pharma beneficially owns approximately 64% (75% including its convertible Series B Preferred Stock) of the outstanding shares of Caraco. See “Current Status” and “Sun Pharmaceutical Industries Limited.”

Current Status

          During Fiscal 2006 we recorded net sales of $82.8 million compared to $64.1 million Fiscal 2005. We have generated cash from operations of $8.9 million as compared to $20.6 million during the relevant periods. Cash was used primarily to augment working capital. We incurred a net loss of $10.4 million compared to net loss of $2.3 million during the relevant periods. The higher loss was primarily due to higher non-cash research and development expense (R&D) of $35.1 million as compared to $26.8 million during the relevant period. This non-cash R&D expense relates to nine products passing their bio-equivalency studies during Fiscal 2006 and the related value of the preferred stock issued to Sun Pharma Global, Inc., a wholly-owned subsidiary of Sun Pharma, (“Sun Global”) pursuant to the Products Agreement as defined below, as compared to eight products during Fiscal 2005. At March 31, 2006, we had stockholders’ equity of $56.4 million as compared to stockholders’ equity of $31.7 million at March 31, 2005 and a stockholders’ equity of $25.8 million at December 31, 2004. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Pursuant to our products agreement with Sun Global,, we have selected, through March 31, 2005, all products out of the 25 products to be transferred to us by Sun Global. Of these, twenty products passed their bio-equivalency studies as of March 31, 2006, and one since then. Sun Global has thereby earned 544,000 preferred shares for each such product. See “Sun Pharmaceutical Industries Limited” and “Part II – Item 7. – Future Outlook.”

          We filed ten ANDAs with the FDA during Fiscal 2006. This brings our total number of ANDAs pending approval by the FDA to 14.

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

          The generic pharmaceutical business is highly competitive. Although generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, they could potentially be sold at prices that reflect a discount up to 90% (in some cases even more) than the price of their branded counterparts. The discount is relevant to the amount of competitors on any given product.

          Companies aspiring to earn higher margins for generic drugs may have a strategy of manufacturing niche products or hard to replicate products or could include a litigious strategy of patent challenges and first to file. The developer of a generic product that is the first to have its ANDA accepted for filing by the FDA and whose filing includes a Paragraph IV Certification that the patent on the brand-name drug is invalid, unenforceable and/or not infringed may be eligible to receive a 180-day period of generic market exclusivity. During that 180-day period, the exclusive generic product would tend to earn higher margins on a higher volume of sales than in a situation in which other generic competition was also present. Recently this strategy has also seen reduced margins as authorized generics have become more prevalent. Authorized generics occur when the brand innovator has licensed its brand product to a generic manufacturer or has chosen to produce another label and provide the brand drug generically at typical generic discounts.

          Products that are difficult to develop requiring difficult-to-source raw materials or representing smaller therapeutic niche markets, are generally marketed by fewer companies and may also offer margins that are higher than those where barriers to entry do not exist.

Caraco’s Products and Product Strategy

          Our present product portfolio includes 21 prescription products in 44 strengths in 99 package sizes. The products and their use for the indications are set forth in the table below:

Generic Name	Purpose

Metroprolol Tartrate	Hyper-Tension
Paromomycin Sulfate	Antibacterial
Salsalate	Decongestant
Choline Magnesium Trisalicylate	Arthritis/NSAID
Clonazepam	Seizure, Panic Disorders
Flurbiprofen	Arthritis/NSAID
Carbamazepine Chewable	Anti-convulsant
Carbamazepine IR	Anti-convulsant
Oxaprozin	Rheumatoid Disease
Metformin Hydrochloride	Diabetes
Tramadol Hydrochloride	Opiate Agonist/Analgesic
Tramadol Hydrochloride with Acetominophen	Opiate Agonist/Analgesic
Meperidine Hydrochloride*	Analgesic
Ticlopidine	Reduction of incidence of strokes
Tizanidine	Management of muscle tone associated with spasticity
Digoxin	Heart failure
Mirtazapine	Anti-depressant
Citalopram Hbr	Anti-depressant
Clozapine	Anti-psychotic
Midrin**	Vascular & Migraine Headache suppressant
Fluvoxamine	Anti-depressant

          * Expected to be marketed sometime in Fiscal 2007.

          ** Product marketed on behalf of Sun Pharmaceutical Industries Inc., a wholly owned subsidiary of Sun                Pharma, in one strength and one pack size.

          We have submitted 34 ANDAs to the FDA for approval as of March 31, 2006, including 10 filed during Fiscal 2006. Of these 34 ANDAs filed, the FDA has approved 20 through March 31, 2006. Accordingly, we have 14 pending ANDAs.

          Our strategy has been to analyze the marketplace and try to determine opportunities for products having good market potential, that are difficult to develop, that require difficult-to-source raw materials and/or products representing smaller therapeutic niche markets. Recently, we have started to develop products, which have potential patent litigation, and/or first to file opportunities. We anticipate also seeking opportunities to in-license authorized generics and other generic pharmaceuticals.

Sun Pharmaceutical Industries Limited

          Pursuant to a stock purchase agreement, Sun Pharma made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

          Sun Pharma and its affiliates had loaned us approximately $10 million since August 1997. .As of December 2003, we had repaid all of such loans. Sun Pharma also assisted us, by acting as guarantor, in obtaining line of credit loans from ICICI Bank Limited, The Bank of Nova Scotia and Citibank FSB in the amounts of $5.0 million, $12.5 million and $10.0 million, respectively, all of which have been terminated as of December 31, 2004.

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

          On November 21, 2002, we entered into a products agreement with Sun Global. Under the agreement, which was approved by our independent directors, Sun Global agreed to provide us with 25 new generic drugs over a five-year period. Our rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. The products are selected by mutual agreement. Under such agreement, we conduct, at our expense, all tests including bio-equivalency studies. We are also obligated to market the products consistent with our customary practices and to provide marketing personnel. In return for the technology transfer, Sun Global receives 544,000 shares of Series B Preferred Stock for each generic drug transferred when such drug has passed its bio-equivalency studies. The preferred shares are non-voting, do not receive dividends and are convertible into common shares after three years (or immediately upon a change in control) on a one-to-one basis. The preferred shares have a liquidation preference equal to the value attributed to them on the dates on which they were earned. While such preferred shares are outstanding, we cannot, without the consent of the holders of a majority of the outstanding shares of the preferred stock, amend or repeal our articles of incorporation or bylaws if such action would adversely affect the rights of the preferred stock. In addition, without such consent, we cannot authorize the issuance of any capital stock having any preference or priority superior to the preferred stock.

          The products agreement was amended by the Independent Committee, comprised of the three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, we have selected all the 25 products, twenty of which passed bio-equivalency studies as of March 31, 2006, and one since then. See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

          Sun Pharma has established Research and Development Centers in Mumbai and Vadodara, India, where the development work for products is performed.

          Sun Pharma and its subsidiaries supply us with certain raw materials and formulations. In addition, Sun Pharma assists us in acquiring machinery and equipment to enhance our production capacities. During Fiscal 2006, we purchased approximately $28.1 million in raw materials and formulations from Sun Pharma and its subsidiaries, as compared to $5.3 million during the Transition Period and $16.7 million during calendar 2004. We acquired $0.2 million worth of machinery and equipment from Sun Pharma as compared to $0.1 million during the Transition Period and $0.6 million during calendar 2004. Such machinery and equipment are sold to us at their cost.

          Sun Pharma also assists us by sending qualified technical professionals who work as Caraco employees.

          Sun Pharma and its affiliates are using Caraco as a contract manufacturer and/or distributor for two of their products pursuant to agreements entered into in December 2004 and in January 2005, of which only one is being marketed..

          During the Transition Period, SPARC Bioresearch Private Limited (“SPARC”), an affiliate of Sun Pharma,

performed certain analytical studies required as part of the bio-equivalency process for two products. The Corporation incurred approximately $172,000 of costs during the period for the studies performed by SPARC. No similar studies were performed by SPARC during Fiscal 2006 or during the years ended December 31, 2004 and 2003.

          During the first quarter of 2004, Sun Pharma acquired 3,452,291 additional shares of common stock and 1,679,066 stock options from two former directors and a significant shareholder. Sun exercised these stock options during the fourth quarter of 2004. Sun Pharma’s current beneficial ownership is 64% (75% including its convertible Series B Preferred Stock).

Marketing

          We believe the primary factors driving competition in the generic pharmaceutical industry are price, product development, timely FDA approval, manufacturing capabilities, product quality, customer service and reputation.

          Caraco competes effectively with respect to each of these factors; however, price is a key competitive factor in the generic pharmaceutical business. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. In addition, we must maintain an adequate level of inventories to meet customer demands in a timely manner.

          Our products are effectively marketed among all classes of customers, including wholesalers, buying groups, managed care organizations, chain retail pharmacies, independent retail pharmacies, hospitals, etc. Increased competition, the emergence of large buying groups representing independent retail pharmacies, the continued growth of managed care organizations and consolidation among wholesalers, has resulted in higher discounts on pharmaceutical products. As the influence of these entities continues to grow, the Company will continue to face pricing pressure on our portfolio of products.

          Our marketing objective is to compete effectively, encourage long-term relationships, and supply contracts, increase our market share on products that have not matured, gain market share on new products that are to be launched, and continue to expand our customer base.

Sales and Customers

          Our sales team effectively addressed the challenges in Fiscal 2006 of price erosion, increase market share on certain products that had room for improvement, improved the balance of sales to the trade classes we service, increased sales with a limited number of approvals, executed our plan well and improved on our capacity constraints, improved inventory levels and geared up to meet the challenges inherent in the generic industry in fiscal 2007. Every functional area has been fortified to meet the demand of our continued growth.

          Certain of our end-use customers purchase our products through designated wholesalers, such as Amerisource-Bergen Corporation, McKesson Corporation and/or Cardinal Health, who act as intermediary distribution channels for our products. For example, the Veterans Administration, which has entered into the sales contract as discussed below, has selected Mckesson as its designated wholesaler. Accordingly, shipments to three large wholesale customers, namely McKesson Corporation (51% and 55%), Amerisource-Bergen Corporation (9% and 11%) and Cardinal Health (17% and 12%), accounted for approximately 77% and 78% of gross sales for Fiscal 2006 and the Fiscal 2005, respectively. Balances due from these customers represented approximately 72% and 75% of gross accounts receivable at March 31, 2006 and 2005, respectively. No other single customer represented more than 10% of our gross sales during Fiscal 2006 and Fiscal 2005.

          We have entered into a sales contract on June 21, 2002 with the Veterans Administration, an agency of the U.S. government. Our agreement with this customer commenced on August 5, 2002 for a one-year period, with four 1-year option periods thereafter, and is for the purchase of one product, Metformin Hydrochloride. The first three option periods were exercised. The agreement may be terminated by the purchaser without cause and in such case, we would only be entitled to a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges that have resulted from the termination. The agreement provides that certain penalties would be incurred if we are unable to meet our sales commitment.

Seasonality

          The Company’s business, taken as a whole, is not materially affected by seasonal factors.

Research and Development

          The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is “bioequivalent” to a brand-name drug if the rate and extent of absorption of the drug are not significantly different from those of the brand-name drug. Although we perform our own stability testing, bioequivalence is done through independent testing laboratories. The Company’s research and development consists principally in conducting market research and patent research on brand name pharmaceuticals and generic pharmaceuticals in order to determine which products we may want to develop. A majority of our research and development is provided by Sun Global as a result of our technology transfer agreement and a portion is being done by Caraco. Our development list consists of both near term launches and launches that we intend to market several years in the future.

          We incurred total R&D Expense for Fiscal 2006, Fiscal 2005 and calendar 2004 as set forth below:

Fiscal 2006	$43.5 million
Fiscal 2005 (Unaudited)	$33.4 million
Calendar 2004	$30.5 million

          The non-cash R&D Expense for the Fiscal 2006, Fiscal 2005 and calendar 2004 are set forth below:

Fiscal 2006	$35.1 million
Fiscal 2005 (Unaudited)	$26.8 million
Calendar 2004	$24.4 million

          The non-cash technology transfer charges are for research and product development provided by Sun Global. The charges are based on the fair value of the preferred shares on the date the respective product formula passes the bio-equivalency studies. The fair value of such shares is based upon an independent valuation.

Regulation

          The research and development, manufacture and marketing of our products are subject to extensive regulation by the FDA and by other federal, state and local entities, which regulate, among other things, research and development activities, testing, manufacture, labeling, storage, record keeping, advertising and promotion of pharmaceutical products.

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

          The FDA routinely performs inspection of pharmaceutical companies facilities. On May 1, 2006 the FDA initiated an inspection of our facility for cGMP compliance. This inspection will be completed over the next few weeks. While there is no assurance that the FDA will not issue observations, we believe that we are cGMP compliant.

          There are generally two types of applications that would be used to obtain FDA approval for pharmaceutical products:

          New Drug Application (“NDA”). Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We have not submitted an NDA to date.

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

          Competition continues to be intense which could result in further erosion of prices and profit margins. The number of generic manufacturers both domestic and from overseas is increasing resulting in increased pricing pressure. The most significant means of competition are price, innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service and reputation. Other principal competitive factors in the generic pharmaceutical market are the ability to be the first company, or among the first companies, to introduce a generic product after the related patent expires,, methods of distribution, maintenance of inventories for timely delivery, and breadth of product line. Approvals for new products may have a synergistic effect on a company’s entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is the most significant competitive factor in the generic industry, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. We compete by keeping our prices competitive, selecting appropriate products, based on therapeutic segments, market sizes and number of competitors manufacturing the products, by providing reliability in the timely delivery, and in the continued quality, of our products.

Line of Credit

On November 17, 2005, the Company entered into a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Company for the Company’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. During Fiscal 2006, we utilized $1.5 million of the available line and have repaid the same. Borrowings are secured by the Company’s receivables, inventory and all proceeds therefrom. Borrowings may be prepaid at any time by the Company. Interest is payable based on LIBOR or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Company. The rate of interest is LIBOR plus 75 basis points or Prime rate minus 100 basis points (effective rates of 6.0% and 6.75%, respectively at March 31, 2006.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at March 31, 2006. There are no borrowings under this Credit Agreement at March 31, 2006.

Employees

          We had a total of 272 and 205 full-time equivalent and contract employees at March 31, 2006 and 2005, respectively, engaged in research and development, quality assurance, quality control, administration, sales and marketing, materials management, facility management and manufacturing and packaging.. Most of our scientific and engineering employees have had prior experience with pharmaceutical or medical products companies, including Sun Pharma. See “Sun Pharmaceutical Industries Limited.”

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

Item 1A. Risk Factors:

Risks Related to Our Business

          The following discussion highlights some of the risks related to our business and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows and the market value of our common stock.

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

          Our future results of operations depend to a significant extent upon our ability to successfully commercialize new products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely fashion;

•	receiving the requisite regulatory approvals for such products in a timely manner;

•	the availability of raw materials at a competitive cost, including active pharmaceutical ingredients and other key ingredients;

•

development and commercializing a new products is time consuming, costly and subject to various factors, including litigation brought by our competitors, that may delay or prevent the development and commercialization of new products expected to market;

Our gross profit may fluctuate from period to period depending upon our product sales mix including new launches, our product pricing, customer class of trade, and our costs for active ingredients.

          Some specific issues that could result in a fluctuation could include any or all of the following;

•	the amount of new product introductions;

•	the level of competition and associated pricing pressure in the marketplace for certain products;

•	the availability of raw materials;

     The profitability of our product sales is also dependent upon the prices we are able to charge for all our products, the costs of excipients purchased from third parties, and our ability to manufacture our products in a cost effective manner.

An unaffiliated third party may make a claim for royalties which could have a material adverse effect on our results of operations.

          In 1993, we entered into a products agreement with an unaffiliated generic drug company (the “Non-Affiliate”). Under the agreement, two products were to be delivered to us in exchange for royalties and options. Pursuant to the agreement, we received a formulation for one product (“the Product”) from the Non-Affiliate. However, we have determined that the formula provided to us by the Non-Affiliate with respect to the Product is different than the formula approved by the FDA and manufactured and introduced by us. Accordingly, since April 2003, we have discontinued to accrue royalties. The Product has been one of our top selling products. There is no assurance that the Non-Affiliate will not challenge our determination and make a claim that royalties and/or options are owed. If successful, such a claim could have a material adverse effect on our results of operations.

If brand pharmaceutical companies are successful in limiting the use of generics through litigation, legislature and regulatory efforts, our sales of generic products may suffer.

          Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory and other litigation as means to delay generic competition. These efforts have included:

•

pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of our generic product;

•	submitting for changes in U. S. Pharmacopoeia which is an organization that publishes industry wide compendia of drug standards;

•	using the Citizen’s Petition process to request amendments to FDA standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engage in state-by-state initiative to enact legislation that restricts substitution of certain generic drugs which could possibly impact products that we are developing.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

          The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If it is found that we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. As a result, an adverse determination in a judicial or administrative proceeding could prevent us from manufacturing and selling a product(s), which could negatively affect our financial condition and results of operations.

Our policies regarding returns and chargebacks by wholesalers may reduce our revenues in future fiscal periods.

          Based on industry practice, generic product manufacturers including Caraco have liberal return policies and make decisions whether or not to provide shelf stock allowances (or credits) for inventories on hand on product that has already been sold to the customer. If a new competitor enters the marketplace and significantly lowers the price of any of its competing products, it is possible that we would make a decision to reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to chain drug retail, group purchasing organizations, or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Although we establish reserves based on our historical experience and our best estimates of the potential impact that these policies may have, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could adversely affect our financial condition, cash flows and market price of our stock.

The loss of our key personnel could cause our business to suffer.

          The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. We cannot assure you that we will be able to attract and retain key personnel.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

          All pharmaceutical companies, are subject to complex, costly regulations that continue to evolve as set forth by the federal government, principally the FDA and to a lesser extent by the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern the testing, manufacturing, storage, packing, labeling, record keeping, safety, sales and marketing, promotion, and distribution of our products.

          Under these regulations, we are subject to periodic routine inspection of our facilities, procedures, operations and the testing of our products by the FDA, the DEA and other authorities that regulate our business. These inspections are designed to confirm that we are in compliance with all applicable regulations. Following an inspection, the FDA may issue notices on Form 483 and /or warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to promptly and adequately achieve correction may be expected to result in an enforcement action. Possible sanctions could include among others, FDA issuance of adverse publicity, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. These sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs in place these programs may not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors that sell to us are also subject to similar regulation and periodic inspections.

Sales of our products may continue to be adversely affected by the continuing consolidation of the distribution network and the concentration of customers.

          Our principal customers are wholesale drug distributors, major retail drug store chains and managed care. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains and managed care companies. As a result, a small number of large wholesale distributors and large chain drug stores and managed care providers control a significant share of the market. We expect that consolidation of drug wholesalers, retailers and managed care providers will increase pricing and other competitive pressures on drug manufacturers, including Caraco.

Even if we are able to obtain regulatory approvals for our new pharmaceutical products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including:

•	availability of alternate product from our competitors;

•	the timing of our market entry;

•	acceptance of our product on government and private formularies;

•	and the prices that we sell our products at versus our competitors’ prices.

These factors amongst others are beyond our control and could materially have a negative effect on operations and the market value of our common stock.

From time to time a relatively small group of products could represent a significant portion of our sales and if the products sales of these product decline unexpectedly it could have a negative material effect on our business and could cause our market value of our common stock to decline.

          Sales of a limited number of our products often represent a significant portion of our net revenues and net earnings. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	proprietary processes or product delivery systems;

•	larger research and development and marketing staffs;

•	larger production capacity in general or for a given product;

•	more financial resources than Caraco;

•	more experience in developing new drugs;

Our reporting and payment obligations under Medicaid and other governmental programs are complex and may change periodically based upon new guidelines provided those agencies.

          Although the regulations regarding reporting and payment obligations are complex, we believe we are properly and accurately calculating and reporting the amounts owed in respect of Medicaid and other governmental pricing programs. Our calculations are subject to review and challenge by the applicable governmental agencies, and it is possible that any such review could result in material changes. Any governmental agencies may initiate an investigation of the Company and could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare).

Sun Global could determine not to assist us in our research and development and Sun Pharma could cease supplying support and raw materials

          Collectively Sun Global and Sun Pharma could determine that its own research and development takes precedent over the research and development it provides to Caraco. This could cause a gap in our research and development timelines until Caraco could increase its own capabilities. This gap could possibly cause future growth concerns until resolved. Sun Pharma which supplies us raw material could face supply issues or not be capable of supplying the raw material for certain products we manufacture. This could cause lower sales or possibly lower margins until we negotiate new suppliers and gain the requisite approvals to manufacture our product with a new raw material source.

A significant portion of our net sales are from the sales of a limited number of customers. Should we lose a particular contract with a customer or the customer is acquired by a non-customer, our sales and operational results could face a significant decline.

          A significant portion of our net revenues are derived from sales to a limited number of customers. As such, a reduction in or loss of business with one customer, or if one customer were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected.

Our product liability insurance may not be enough to mitigate risk associated with our products

          Though we believe we carry adequate product liability insurance it is possible that a lawsuit or lawsuits could exceed our insurance levels and have a negative impact on our financial results

We manufacture our product line predominately from one FDA approved facility. There is a possibility that our production could be negatively impacted by a closure of this facility

          Should our facility located in Detroit incur a closure of any type it would have a negative impact on our results. We carry a limited amount of finished goods on hand and much of our inventory is either work in progress or is in bulk amounts. Should we experience an act of God that closes our facility, or production is stopped or a power outage continues for an inordinate period of time, it could have a significant negative effect on our results.

          Any of these factors and others could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Item 1B. Unresolved Staff Comments

          None

Item 2. Properties.

The Facilities

          Our entire property, plant, equipment and intellectual property are free of any mortgages, liens or similar restrictions. Our primary facility located in Detroit, Michigan, which was designed and constructed to our specifications and completed in 1994, contains our production, research and development and corporate office. During Fiscal 2006, we added approximately 10,000 square feet of manufacturing space, giving us a total of 80,000 square feet of usable space. The manufacturing portion of the facility has a special building and systems design, with each processing area equipped with independent zone and air handling units to provide temperature and humidity control to each room. These air handling units are designed to prevent product cross contamination through the use of pre-filter and final HEPA filter banks. All processing air quarters are maintained in a negative pressure mode using laminar airflow design. This system of airflow provides a measurable control of air borne particulate entrapment in each room. Environmental segregation of individual rooms within a particular zone is accomplished by the use of duct HEPA filter booster fan units that facilitate the isolation and confinement of room activities. These special dynamics provide an added dimension and flexibility in product selection and processing techniques.

          We have leased an approximately 55,000 square foot facility located near our primary facility for finished goods distribution, storage of inventory and office space. The lease expires in 2009 and includes an option to renew until 2011.

          We also have leased an approximately 7,000 square foot office space for our administrative, sales and marketing and accounting offices. The lease expires in 2009.

          We have invested approximately $3.6 million during Fiscal 2006 as compared to $3.3 million during twelve months ending March 31,2005 to upgrade our facilities. We have invested approximately $0.6 million during the Transition Period as compared to $1.3 million during the corresponding period of 2004. We invested $4.0 million in 2004 and $2.4 million in 2003

          We believe the existing facilities are suitable and adequate for our current level of operations and anticipated growth in the near future. We also believe that our facilities are adequately covered by insurance.

Item 3. Legal Proceedings.

          As previously disclosed, on June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filling of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® drug product infringed Novo Nordisk’s patent, which expires June 12, 2018. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contains a Paragraph IV certification challenging the Novo Nordisk patent. We believe that the Novo Nordisk patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and we intend to vigorously defend this action in order to capitalize on potential 180 days of marketing exclusivity available for this product.

          As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contained a Paragraph IV Certification challenging the Ortho-McNeil patent. We believe that the Ortho-McNeil patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and we intend to vigorously defend this action. Since this action, Ortho-McNeil has entered into a license agreement with another manufacturer and has launched its product generically while another manufacturer has launched its approved generic at risk. On October 8, 2005, arguments were heard in the US District Court in the Eastern District of Michigan, on our motion for summary judgment on the issue of non-infringement. On October 19, 2005 our motion for summary judgment was granted in our favor. On December 19, 2005, the FDA approved the manufacture, use and sale of the product. Ortho-McNeil has filed an appeal of the finding of non-infringement by the Eastern District of Michigan. Additionally, the United States Patent and Trademark Office has allowed Ortho-McNeil’s request for a reissue patent that, when issued, Ortho-McNeil contends will be infringed by Caraco’s now-marketed product. We believe that, like its original patent, Ortho-McNeil’s reissue patent will be invalid and unenforceable.

          As previously disclosed, on February 12, 2003, C. Arnold Curry filed a complaint in the Wayne County Circuit Court alleging breach of a written employment agreement. Dr. Curry sought 175,000 shares of our common stock (35,000 shares for each of the first five ANDAs approved by the FDA). We and the plaintiff each filed a motion for summary disposition. Both parties’ motions were denied, and the parties submitted the matter to binding arbitration. In connection with the submission to arbitration, the parties agreed that Mr. Curry would receive a minimum of 15,000 shares of common stock. On April 20, 2006, the arbitrator entered a determination of no cause of action against Mr. Curry and in favor of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          We did not submit any matters to a vote of security holders in the fourth quarter of Fiscal 2006 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s and Affiliates’ Purchases of Equity Securities.

          Our common stock is listed on the American Stock Exchange under the symbol “CPD.” The following table sets forth for Fiscal 2006, the Transition Period and the year ended December 31, 2004, the high and low sales prices for each of the applicable quarters.

Fiscal 2006	High	Low
First Quarter	$8.97	$7.06
Second Quarter	$9.29	$8.10
Third Quarter	$9.81	$7.50
Fourth Quarter	$13.42	$8.76

2005	High	Low
Transition Period	$9.32	$7.44

2004	High	Low
First Quarter	$13.74	$7.31
Second Quarter	$11.94	$9.40
Third Quarter	$10.24	$6.80
Fourth Quarter	$10.00	$6.82

          As of June 7, 2006 there were 93 registered holders of our Common Stock.

          During Fiscal 2006, we issued to Sun Global 4,896,000 preferred shares in exchange for the transfer of nine products. During the Transition Period, we issued to Sun Global 1,632,000 preferred shares in exchange for the transfer of three products. During 2004, we issued to Sun Global 4,352,000 preferred shares in exchange for the transfer of eight products (of which 544,000 preferred shares were earned during 2003 for one product transfer) pursuant to our current products agreement.

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

          During 2004, we issued 1,679,066 shares of common stock to Sun Pharma against exercise of stock options, which Sun Pharma had acquired from two former directors during the first quarter of 2004.

          All shares of preferred stock and common stock specified above that were issued by the Company were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

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

Item 6. Selected Financial Data

          The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere herein. The summary balance sheet data as of March 31, 2006 and 2005 and summary statements of operations data for the years ended December 31, 2003 and 2004, the three month period ended March 31, 2005 and the year ended March 31, 2006 are derived from and qualified by reference to the audited financial statements of the Company which are included elsewhere herein. The summary balance sheet data as of December 31, 2004, 2003 and 2002 and the summary of the statements of operations for the years ended December 31, 2004, 2003, 2002 and 2001 are derived from the audited financial statements of the Company which are not included herein and have been previously filed with the SEC.

          In January 2005, the Company changed its fiscal year from December 31st to March 31st. The results from the twelve month period March 31, 2005 were derived from the Company’s published quarterly results and are unaudited. Accordingly, this twelve month period is not disclosed in the accompanying financial statements. It is included in the selected financial data for comparative purposes only as defined below.

Financial Data

	(In thousands, except per share data)

Statements of operations data	Year ended March 31,

	2006	2005
	(Audited)	(Unaudited)

Net sales	$82,789	$64,116
Cost of goods sold	41,873	26,930
Gross profit	40,916	37,185

Selling, general and administrative expenses	8,183	5,874
Research and development costs – affiliate – non cash	35,055	26,769
Research and development costs – other	8,437	6,640

Operating loss	(10,759)	(2,097)

Other income / (expenses)	336	(181)

Net Loss	(10,423)	(2,278)

Net Loss per share
Basic	(0.39)	(0.09)
Diluted	(0.39)	(0.09)

Weighted Average Shares Outstanding:
Basic	26,392	26,348
Diluted	26.392	26,348

Financial Data (continued)

		(In thousands, except per share data)

Statements of operations data	Transition Period Ended March 31,	Year ended December 31,

	2005	2004	2003	2002	2001

Net sales	$17,337	$60,340	$45,498	$22,381	$5,922
Cost of goods sold	7,879	24,441	19,507	12.047	4,186
Gross profit	9,457	35,899	25,991	10,334	1,736

Selling, general and administrative expenses	1,879	5,277	7,363	3,828	2,680
Research and development costs – affiliate – non cash	10,200	24,397	3,103	3,887	0
Research and development costs – other	1,720	6,053	3,112	3,348	3,080

Operating (loss) / income	(4,342)	172	12,412	(730)	(4,024)

Other income / (expense)	21	(371)	(1,189)	(1,526)	(1,734)

Net (Loss) / Income	(4,322)	(199)	11,223	(2,256)	(5,757)

Net (Loss) / Income per share
Basic	(0.16)	(0.01)	0.46	(0.10)	(0.29)
Diluted	(0.16)	(0.01)	0.44	(0.10)	(0.29)

Weighted Average Shares Outstanding:
Basic	26,348	24,734	24,137	22,031	21,173
Diluted	26,348	24,734	25,482	22,031	21,173

Financial Data (continued)

			(In thousands)

	As at March 31,		As at December 31,

Balance Sheet Data	2006	2005	2004	2003	2002

Current assets	$62,282	$32,938	$24,857	$18,918	$12,106

Property, plant and equipment, net	14,960	12,897	12,546	9,506	7,747
Total assets	77,242	45,835	37,403	28,424	19,853
Current liabilities	20,864	14,149	11,627	20,008	13,753
Long term debt	—	—	—	13,395	25,724
Total liabilities	20,864	14,149	11,627	33,404	39,476
Stockholders’ Equity (Deficit)	56,378	31,686	25,776	(4,980)	(19,623)
Working Capital (Deficiency)	41,418	18,789	13,230	(1,090)	(1,647)

Item 7. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

          The following discussion and analysis provides information that the management believes is relevant to an understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant estimates include our provisions for price adjustments (primarily chargebacks), valuation allowances for deferred tax assets, and valuation of overhead components in inventory.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Revenue Recognition

          Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, shipment of the goods has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience and current market trends adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance.

Chargebacks

          Chargebacks represent our most significant provision against gross accounts receivable and related reduction to gross revenue. Chargebacks are credits given to our wholesale customers for the price difference on our product they sell (at a contractual price) to retail, chain stores, and managed care organizations at prices lower than we sell to our wholesale customer. We record an estimate at the end of the reporting period to the wholesaler of the amount to be charged back to us, over and above those already received by us. Such estimated amounts, in addition to certain other deductions, are deducted from our gross sales to determine our net revenues. We have recorded provisions for chargebacks based upon various factors, including current contract prices, historical trends, and our future expectations. The amount of actual chargebacks claimed could be either higher or lower than the amounts we accrued. Changes in our estimates, if any, would be recorded in the income statement in the period of the change. If we over or under estimate the amount that will ultimately be charged back to us by our wholesaler customers, there could be a material impact on our financial statements.

          We consider the following factors in the determination of the estimates of chargebacks.

1.	We consider the historical data of chargebacks as a percentage of sales, as well as the various chargeback reports that we receive from the customers.

2.	Volume of product sold to wholesalers and the average chargeback rates, on a quarterly and annualized basis are applied to current period and annual product sales to make a realistic accrual.

3.

The sales trends for future estimated prices, wholesale acquisition cost (WAC), the contract prices with the retailers, chain stores and managed care organizations (end-users). Our prices with the wholesalers and end users are contracted prices.

Shelf Stock Adjustments

          Shelf stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our product. These credits are customary in the industry and are intended to reduce the customers’ inventory cost to better reflect current market prices. The determination to grant a shelf stock adjustment to a customer following a price decrease is at our discretion.

          Factors considered when recording a reserve for a shelf stock adjustments include estimated launch dates of competing products based on market intelligence, estimated decline in market price of our product based on historical experience and input from customers and levels of inventory held by customers at the date of the adjustments as provided by them.

Product returns and other allowances

          In the pharmaceutical industry, customers are normally granted the right to return product for credit if the product has not been used prior to its expiration date. Our return policy typically allows product returns for products within a 12-month window from six months prior to the expiration date and up to six months after the expiration date. We estimate the level of sale, which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience, if necessary. The primary factors we consider in estimating our potential product returns include shelf life of expiration date of each product and historical levels of expired product returns. In case we become aware of any returns due to product related issues, such information from the customers, is used to estimate an additional reserve. The amount of actual product return could be either higher or lower than the amounts we accrued. Changes in our estimates, if any, would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

          Discounts (trade and prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to the customers during the period and based on their terms of trade. We review the contracts between the customer and us as well as the historical data and percentages to estimate the discount accrual.

          Customer rebates are estimated at every period end, based on direct or indirect purchases. If the purchases are direct, the rebates are recognized when products are purchased and a periodic credit is given. For indirect purchases, the rebates are recognized based on the terms with such customer. Medicaid Rebates are estimated based on the historical data we receive from the public sector benefit providers, which is based on the final dispensing of our product by a pharmacy to a benefit plan participant.

Doubtful Accounts

          Doubtful accounts are estimated based on the data available from external sources, including information on financial condition of customers. Also, a regular review of past due receivables is done on a quarterly basis to identify and make provision for such receivables not expected to be recovered.

          Our gross sales for Fiscal 2006 were $200.4 million, as compared to $141.9 million for Fiscal 2005. Chargebacks, returns, discounts and other customary customer deductions and other sales costs constituted approximately 59% for Fiscal 2006 compared to 54% for Fiscal 2005. Net sales for Fiscal 2006 were $82.8 million, as compared to $64.1 million for Fiscal 2005. The primary cause of increase in the sales diluters by almost 4% between the periods is the impact of price erosions for the products we sell and the corresponding impact of such price erosions on chargebacks

          The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2005 and Fiscal 2006.

($ in Millions)

		Allowances charged to Gross Sales

	Balances at begining of period	Current Period	Prior Period	Credits taken by customers	Balance at the end of period

For Fiscal 2005
Chargebacks & shelf stock adjustments	16,051	72,505	-0-	68,746	$19,810
Returns and other allowances	878	4,258	-0-	4,016	1,120
Doubtful Accounts	500	-0-	-0-	400	100

For Fiscal 2006
Chargebacks & shelf stock adjustments	$19,810	$111,525	-0-	$119,868	$11,467
Returns and other allowances	1,120	7,471	-0-	7,091	1,500
Doubtful Accounts	100	-0-	-0-	-0-	100

Income Taxes

          As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not recorded any federal tax provision or benefit for the Fiscal 2006, the Transition Period or for the years ended December 31, 2004 and 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured at March 31, 2006, March 31, 2005, December 31, 2004 and 2003. At March 31, 2006, we had federal net operating loss carryforwards of approximately $58.8 million available to reduce future taxable income, which will expire between 2007 and 2017. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carry forwards which can be used in future years. We believe that ownership changes to date will not limit future utilization of net operating loss carryforwards.

Inventory

          We value inventories at the lower of cost or market. We determine the cost of raw materials, work in process and finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired for R&D on products yet to be launched are written off in the year of acquisition. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. We must also make estimates about the amount of manufacturing overhead to allocate to our finished goods and work in process inventories. Although the manufacturing process is generally similar for our products, we must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production step. Accordingly, the assumptions we make can impact the value of reported inventories and cost of sales.

FDA Compliance

          The FDA commenced an inspection of the Company’s facility on May 1, 2006. This is a routine inspection which will continue over the next few weeks. While there is no assurance that the FDA will not issue observations, we believe that we are cGMP compliant.

Overview of Fiscal 2006

          We recorded net sales of $82.8 million during Fiscal 2006 compared to $64.1 million during Fiscal 2005. We have generated cash from operations of $8.9 million during Fiscal 2006 as compared to $20.6 million during Fiscal 2005. This cash was generated after funding our working capital requirements of $17.5 million and $4.9 million during the relevant periods. We incurred a net loss of $10.4 million during Fiscal 2006 compared to net loss of $2.3 million during Fiscal 2005. The higher loss was primarily due to higher non-cash research and development expense (R&D) of $35.1 million during Fiscal 2006 as compared to $26.8 million during Fiscal 2005. This non-cash R&D expense relates to nine products passing their bio-equivalency studies and related value of the preferred stock issued to Sun Global during Fiscal 2006 as compared to eight products during Fiscal 2005. At March 31, 2006, we had stockholders’ equity of $56.4 million as compared to stockholders’ equity of $31.7 million at March 31, 2005.

          In January 2005, the Company changed its fiscal year end from December 31 to March 31. The following discussion of historical operating results compares Fiscal 2006 to Fiscal 2005. Results from Fiscal 2005 were derived from the Company’s published quarterly results and are unaudited. Accordingly, this twelve month period is not disclosed in the accompanying financial statements. It is included in this discussion for comparative purposes only. For the previous calendar year ended December 31, 2004, the comparison is to the calendar year ended December 31, 2003. The discussion of historical operating results also includes and compares the three months ended March 31, 2006 to the Transition Period. Results from the three month period ended March 31, 2006 were derived from the Company’s published quarterly results and are unaudited.

Fiscal 2006 Compared to Fiscal 2005

	Year ended March 31,

	2006	2005
	(Audited)	(Unaudited)

Statement of operations data	(in thousands, except per share data)
	$	$
Net sales	82,789	64,116

Cost of goods sold	41,873	26,930

Gross profit	40,916	37,186

Selling, general and administrative expense	8,183	5,874
Research and development costs – affiliate – non cash	35,055	26,769
Research and development costs – other	8,437	6,640

Operating loss	(10,759)	(2,097)

Other income (expense)	336	(181)

Net Loss	(10,423)	(2,278)

Net Loss per share
Basic	(0.39)	(0.08)
Diluted	(0.39)	(0.08)

Weighted Average Shares Outstanding:
Basic	26,392	26,348
Diluted	26.392	26,348

          Net Sales. Net sales for the relevant periods of 2006 and 2005 were $82.8 and $64.1 million, reflecting an increase of over 29%. The increase is primarily due to the higher production, new product launches (primarily the sales of our generic equivalent of Ultracet® and increased marketing of our products to new and existing customers. Currently, we manufacture and market all except one of the approved products. Sales of three products accounted for approximately 70% and 77% of net sales for the relevant periods of 2006 and 2005, respectively. See Note 1 to Financial Statements – Revenue Recognition for explanation of the determination of net sales.

          Gross Profit. We earned a gross profit of $40.9 million as compared to a gross profit of $37.2 million during the relevant periods, reflecting an increase of 10%. The increase in gross profit for the relevant periods is primarily due to higher sales, new product launches, an improved balance in the mix of customers or the class of trade and product selection being sold partially offset by price erosion during the year.

          The gross profit margin declined to 49% as compared to 58% during the relevant periods. The decrease was primarily the result of increased competition, both domestic and foreign, resulting in erosion of prices and profit margins.

          Selling, General and Administrative Expense. Selling, general and administrative expense during the relevant periods were $8.2 million and $5.9 million, representing an increase of 39%. The selling, general and administrative expense have increased to 9.9% of net sales as compared to 9.2% of net sales during the relevant periods.

          The increase in SG&A for Fiscal 2006 over Fiscal 2005 was due to an increase in regulatory costs for compliance with SEC regulations, including Sarbanes-Oxley requirements ($0.4 million), primarily additions to management and associated compensation ($0.7 million), higher taxes on property ($0.2 million) and higher SG&A expenses associated with higher sales volumes as well as a one time charge ($0.3 million) associated with our decision to forego an acquisition of real property in favor of alternate expansion opportunities.

          Research and Development Expenses. Total R&D expenses for the relevant periods were $43.5 million for Fiscal 2006 and $33.4 million for Fiscal 2005. Cash research and development expenses were $8.4 million for Fiscal 2006 and $6.6 million during Fiscal 2005. We incurred non-cash research and development expenses (technology transfer cost) of $35.1 million for the 4,896,000 shares of preferred stock for nine product transfers as compared to $26.8 million for the 4,352,000 shares of preferred stock for eight product transfers. The substantially higher R&D expenses, both cash and non-cash, represent increased R&D activities.

          Interest Expense. We incurred approximately four thousand dollars interest expense during Fiscal 2006 on a short term borrowing from JPMorgan Chase Bank – See Note 2 to Financial Statements. Interest expense on loans from the EDC, ICICI Bank, the Bank of Nova Scotia and Citibank was $0.2 million during Fiscal 2005. The decrease in the amount of interest is primarily due to paying off the entire loans due to the EDC, ICICI Bank, the Bank of Nova Scotia and CitiBank during Fiscal 2005.

          Results of Operations. We incurred a net loss of $10.4 million and $2.3 million during the relevant periods. The lower results of operation are primarily due to higher non-cash R&D expenses and higher Cash R&D expenses.

Three months ended March 31, 2006 compared with the Transition Period

	2006 (Unaudited)	Transition Period (Audited)

Statement of operations data	(in thousands, except per share data)
Net sales	$24,701	$17,337

Cost of goods sold	12,011	7,879

Gross profit	12,690	9,457

Selling, general and administrative expenses	2,481	1,879
Research and development costs – affiliate – non cash	14,008	10,200
Research and development costs - other	2,925	1,720

Operating loss	(6,724)	(4,342)

Other income (expenses)	185	21

Net Loss	(6,539)	(4,322)

Net Loss per share
Basic	(0.25)	(0.16)
Diluted	(0.25)	(0.16)

Weighted Average Shares Outstanding:
Basic	26,392	26,348
Diluted	26,392	26,348

          Net Sales. Net sales for the relevant periods of 2006 and 2005 were $24.7 million and $17.3 million, reflecting an increase of almost 43%. The increase is primarily due to the higher production, new product launches and increased marketing of our products to new and existing customers. Currently, we manufacture and market all except one of the approved products. See “Part I, Item 1. Business – Current Status” above. Sales of four and three products accounted for approximately 76% and 77% of net sales for the relevant periods, respectively. See Note 1 to Financial Statements – Revenue Recognition.

          Gross Profit. We earned a gross profit of $12.7 million as compared to a gross profit of $9.5 million during the relevant periods, reflecting an increase of 34%. The improvement was primarily due to higher sales volumes during the three months ended March 31, 2006 compared to the Transition Period.

          The gross profit margin declined to 51% as compared to 55% during the relevant periods. The decrease was primarily the result of increased competition, both domestic and foreign, resulting in erosion of prices and profit margins.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses during the relevant periods were $2.5 million and $1.9 million, representing an increase of 32%. The selling, general and administrative expenses have reduced to 9.4% of net sales compared to 10.8% of net sales during the relevant periods.

          The increase in SG&A during the relevant periods has been due to an increase in regulatory costs for compliance with SEC regulations, including Sarbanes-Oxley requirements ($0.1 million), primarily additions to management and associated compensation ($0.2 million), and higher SG&A expenses associated with higher sales volumes.

          Research and Development Expenses. Total R&D expenses for the relevant periods were $16.9 million and $11.9 million. Cash research and development expenses were $3.0 million and $1.7 million during the relevant periods. We incurred non-cash research and development expenses (technology transfer cost) of $14.0 million for the 1,632,000 shares of preferred stock for three product transfers as compared to $10.2 million for the 1,632,000 shares of preferred stock for three product transfers. The substantially higher R&D expenses, both cash and non-cash, represent increased R&D activities.

          Interest Expense. Interest expense on loans from the JP Morgan Chase Bank was approximately four thousand dollars during the relevant period of 2006. There was no corresponding expense during the Transition Period.

          Results of Operations. We incurred a net loss of $6.5 million and $4.3 million during the relevant periods. The lower results of operation are primarily due to higher non-cash R&D expenses.

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

Liquidity and Capital Resources

          Fiscal 2006 and Fiscal 2005

          We generated cash of $8.9 million from operations as compared to cash of $20.6 million during the relevant periods. The lower cash generation during Fiscal 2006 was primarily due to augmenting working capital. Cash generated from operations was used to finance our capital expenditures of $3.6 million. Cash from operations during Fiscal 2005 was used to finance capital expenditure of $3.3 million.

          At March 31, 2006, we had working capital of $41.4 million compared to a working capital of $18.8 million at March 31, 2005. The working capital was significantly higher due to higher receivables and inventories at the end of March 2006 compared to that at March 31, 2005, partially offset by higher current liabilities.

          Three Months ended March 31, 2006 to the Transition Period

          We generated cash of $4.3 million from operations as compared to cash of $4.8 million during the relevant periods. In addition to augmenting working capital, the cash generated from operations was used to finance our capital expenditures of $1.2 million and $0.7 million during the relevant periods.

          At March 31, 2006, we had working capital of $41.4 million compared to a working capital of $18.8 million at March 31, 2005. The working capital was significantly higher due to higher receivables and inventories at the end of March 2006 compared to that at March 31, 2005, partially offset by higher current liabilities.

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

          The following tables present a summary of each of the four quarters of Fiscal 2006. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

Fiscal 2006 – April 1, 2005 to March 31, 2006 (unaudited)

(In thousands, except per share data)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Net Sales	17,613	19,796	20,679	24,701

Net (Loss) Profit	1,616	(4,820)	(680)	(6,539)

Earnings Per Share
Basic	0.06	(0.18)	(0.03)	(0.25)
Diluted	0.05	(0.18)	(0.03)	(0.25)

Contractual Obligations and Off Balance Sheet Transactions

Contractual Obligations

Contractual Obligations	1-3 years

Operating Leases	$0.5 million

          There are no other contractual obligations requiring disclosure.

Off Balance Sheet Transactions

          None

Future Outlook

          Management is optimistic about our future outlook. We have been substantially compliant with cGMPs since 2001, and received approvals of 18 ANDAs and tentative approvals for 2 ANDAs. We expanded and upgraded our facilities and expanded our customer base during the last five years including Fiscal 2006. We have improved our market share on products that have been in our portfolio and we have gained the appropriate marketshare to date on new product launched in 2006. Our efforts in developing new products has increased and our momentum should permit us to grow at a reasonable level. We believe that we will continue to achieve 25% to 30% revenue growth during Fiscal 2007 over Fiscal 2006.

          Pricing pressures, however, due to increased competition, have continued during 2004, the Transition Period and Fiscal 2006 and are expected to continue in Fiscal 2007, which may result in lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, better-cost absorption of operational overheads, and cost reductions where possible.

          As disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global has agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and twenty of these products have passed their respective bio-equivalency studies (one in December 2003, seven in 2004, three during the Transition Period and nine during Fiscal 2006) and one since then. If some or all of the four remaining products pass their bio-equivalency studies in fiscal 2007, the fair value of the preferred shares earned by Sun Global in exchange for such products could cause our non-cash research and development expenses to increase to an amount which would significantly decrease profit or create a loss.

          While the increased development of new products will increase both our cash and non-cash R&D expense and will impact EPS, we expect that cash will be available for among other things, to meet increased working capital requirements, fund potential Paragraph IV Certification litigation and finance further capital investments.

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

          Management’s plans for fiscal 2007 include:

•	Continued focus and improvement on FDA compliance.

•	Increased pace of research and development activities, with a view to maximize the number of ANDA filings.

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected short term and long term growth.

•	Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

•	Consider alternative ways of increasing cash, such as marketing ANDAs owned by Sun Pharma,.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings as necessary.

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

Line of Credit

          On November 17, 2005, the Company entered into a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Company for the Company’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. As of March 31, 2006, we utilized $1.5 million of the available line and have repaid the same. Borrowings are secured by the Company’s receivables, inventory and all proceeds therefrom. Borrowings may be prepaid at any time by the Company. Interest is payable based on LIBOR or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Company. The rate of interest is LIBOR plus 75 basis points or Prime rate minus 100 basis points. The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Company is in compliance with these financial convenants at March 31, 2006.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-1 & F-2

2.	Report of Independent Registered Public Accounting Firm	F-3 & F-4

3.	Financial Statements:

	Balance Sheets as of March 31, 2006 and 2005	F-5 & F-6

	Statements of Operations for the year ended March 31, 2006, the Transition Period and for the years ended December 31, 2004 and 2003	F-7

	Statements of Stockholders’ Equity (Deficit) for the year ended March 31, 2006, the Transition Period and for the years ended December 31, 2004 and 2003	F-8

	Statements of Cash Flows for the year ended March 31, 2006, the Transition Period and for the years ended March 31, 2006, December 31, 2004 and 2003	F-9

	Notes to Financial Statements	F-10 to F-34

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

          Based on our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2006. Our management’s assessment of the effectiveness of our internal control over financing reporting as of March 31, 2006 has been audited by Rehmann Robson, an independent registered public accounting firm, as stated in its Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Report which appears on pages F-3 and F-4 below.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information with respect to directors and executive officers of the Corporation, the Corporation’s Code of Ethics, and compliance with Section 16(a) of the Exchange Act included under the sections “Nominees For Directors’ Terms Expiring in 2008,” “Incumbent Directors’ Terms Expiring in 2006,” “Incumbent Directors’ Terms Expiring in 2007,” “Committees and Meetings of Directors,” “Nomination of Directors,” “Executive Officers,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission on or before July 31, 2006, is incorporated herein by reference.

Item 11. Executive Compensation.

          The information regarding executive compensation included under the section “Compensation of Executive Officers” and “Compensation of Directors” in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission on or before July 31, 2006, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information with respect to the security ownership of certain beneficial owners and management and with respect to equity compensation plans included under the sections “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management and Directors” and “Equity Compensation Plan Information” in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission on or before July 31, 2006, is incorporated herein by reference. In addition, the information contained under the “Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          The information with respect to certain relationships and related transactions included under the section “Transactions of Directors, Executive Officers and Certain Beneficial Owners of Caraco” in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission on or before July 31, 2006, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          The information under the caption “Relationship with Independent Auditors – Audit and Non-Audit Fees” in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission on or before July 31, 2006, is incorporated herein by reference.

Part IV

Item 15. Exhibits Financial Statement Schedules.

(a)	1 Financial Statements

Page

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-1 & F-2

2.	Report of Independent Registered Public Accounting Firm	F-3 & F-4

3.	Financial Statements:

	Balance Sheets as of March 31, 2006 and 2005	F-5 & F-6

	Statements of Operations for the year ended March 31, 2006, the Transition Period and for the years ended December 31, 2004 and 2003	F-7

	Statements of Stockholders’ Equity (Deficit) for the year ended March 31, 2006, the Transition Period and for the years ended December 31, 2004 and 2003	F-8

	Statements of Cash Flows for the year ended March 31, 2006, the Transition Period and for the years ended March 31, 2006, December 31, 2004 and 2003	F-9

	Notes to Financial Statements	F-10 to F-34

	2	Financial Statement Schedules

None

	3	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(c)	Other Schedules

None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2006.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Movens and / or Jitendra N. Doshi, this 12th day of June, 2006, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitutes(s), may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.

/s/ Dilip S. Shanghvi	Chairman of the Board

Dilip S. Shanghvi

/s/ Daniel H. Movens	Director, Chief Executive Officer

Daniel H. Movens

/s/ Jitendra N. Doshi	Director and CFO and COO (and Principal Accounting Officer)

Jitendra N. Doshi

Director

John D. Crissman

/s/ Sailesh T. Desai	Director

Sailesh T. Desai

/s/ Timothy Manney	Director

Timothy Manney

Director

Madhava Reddy

/s/ Georges Ugeux	Director

Georges Ugeux

/s/ Sudhir V. Valia	Director

Sudhir V. Valia

CARACO PHARMACEUTICAL LABORATORIES, LTD.

(a subsidiary of Sun Pharmaceutical Industries Limited)

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEAR ENDED MARCH 31, 2006,
THE THREE MONTHS ENDED MARCH 31, 2005 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-1 - 2

Report of Independent Registered Public Accounting Firm	F-3 - 4

Financial Statements as of March 31, 2006 and 2005, and for the Year Ended March 31, 2006, the Three Months Ended March 31, 2005 and the Years Ended December 31, 2004 and 2003

Balance Sheets	F-5 - 6

Statements of Operations	F-7

Statements of Stockholders’ Equity (Deficit)	F-8

Statements of Cash Flows	F-9

Notes to Financial Statements	F-10 - 35

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) (a subsidiary of Sun Pharmaceutical Industries Limited) (the “Corporation”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended March 31, 2006 of the Corporation and our report dated May 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ Rehmann Robson

Troy, Michigan
May 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have audited the accompanying balance sheets of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) (a subsidiary of Sun Pharmaceutical Industries Limited) (the “Corporation”) as of March 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2006, the three months ended March 31, 2005 and for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended March 31, 2006, the three months ended March 31, 2005, and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Rehmann Robson

Troy, Michigan
May 7, 2006

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

BALANCE SHEETS

ASSETS

	March 31

	2006	2005

Current assets
Cash and cash equivalents	$11,924,245	$6,627,425
Accounts receivable, net	20,859,099	6,736,778
Inventories	26,965,690	18,467,693
Prepaid expenses and deposits	2,532,561	1,105,618

Total current assets	62,281,595	32,937,514

Property, plant and equipment
Land	197,305	197,305
Buildings and improvements	10,790,703	9,605,888
Equipment	12,040,688	9,701,979
Furniture and fixtures	681,705	589,329

Total	23,710,401	20,094,501
Less accumulated depreciation	8,749,997	7,197,422

Net property, plant and equipment	14,960,404	12,897,079

Total assets	$77,241,999	$45,834,593

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31

	2006	2005

Current liabilities
Accounts payable, trade	$3,696,265	$2,577,668
Accounts payable, Sun Pharma	14,678,085	9,639,890
Accrued expenses	2,489,398	1,931,442

Total liabilities (all current)	20,863,748	14,149,000

Commitments and contingencies (Notes 9, 11 and 12)

Stockholders’ equity (Note 7)
Series B convertible preferred stock, no par value; issued and outstanding 10,880,000 shares (March 31, 2006) 5,984,000 shares (March 31, 2005)	72,755,770	37,700,410
Common stock, no par value; authorized 30,000,000 shares, issued and outstanding 26,421,994 shares (March 31, 2006) 26,360,294 shares (March 31, 2005)	44,988,597	44,927,987
Additional paid-in capital	2,718,735	2,718,735
Accumulated deficit	(64,084,851)	(53,661,539)

Total stockholders’ equity	56,378,251	31,685,593

Total liabilities and stockholders’ equity	$77,241,999	$45,834,593

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2005	Year Ended December 31
	Year Ended March 31, 2006
			2004	2003

Net sales	$82,788,918	$17,336,500	$60,340,309	$45,498,400

Cost of goods sold (Notes 1 and 4)	41,872,834	7,879,425	24,441,569	19,507,406

Gross profit	40,916,084	9,457,075	35,898,740	25,990,994

Selling, general and administrative expenses	8,182,718	1,879,480	5,276,755	7,363,341
Research and development costs - affiliate (Note 7)	35,055,360	10,200,000	24,397,040	3,103,370
Research and development costs - other	8,437,338	1,719,865	6,053,334	3,112,294

Operating (loss) income	(10,759,332)	(4,342,270)	171,611	12,411,989

Other income (expense)
Interest income	233,385	16,385	40,316	9,102
Interest expense	(3,740)	—	(407,330)	(1,233,531)
(Loss) gain on sale of equipment	—	—	(10,636)	25,531
Other income	106,375	4,172	6,671	9,627

Other income (expense) - net	336,020	20,557	(370,979)	(1,189,271)

Net (loss) income	$(10,423,312)	$(4,321,713)	$(199,368)	$11,222,718

Net (loss) income per share
Basic	$(0.39)	$(0.16)	$(0.01)	$0.46

Diluted	$(0.39)	$(0.16)	$(0.01)	$0.44

The accompanying notes are an integral part of these financial statements.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Preferred Stock
							Accumulated
	Shares	Amount	Shares	Amount	Capital	Dividends	Deficit	Total

Balances at January 1, 2003	—	$—	23,762,532	$40,457,028	$282,858	$(350,380)	$(60,012,796)	$(19,623,290)

Payment of preferred stock dividends	—	—	—	—	—	350,380	(350,380)	—
Issuance of common stock to directors in lieu of cash compensation	—	—	31,000	112,310	—	—	—	112,310
Common stock options exercised	—	—	784,296	872,973	2,435,877	—	—	3,308,850
Net income	—	—	—	—	—	—	11,222,718	11,222,718

Balances at December 31, 2003	—	—	24,577,828	41,442,311	2,718,735	—	(49,140,458)	(4,979,412)

Issuance of preferred stock to affiliate in exchange for product technology transfers	4,352,000	27,500,410	—	—	—	—	—	27,500,410
Common stock options exercised	—	—	1,756,866	3,453,946	—	—	—	3,453,946
Net loss	—	—	—	—	—	—	(199,368)	(199,368)

Balances at December 31, 2004	4,352,000	27,500,410	26,334,694	44,896,257	2,718,735	—	(49,339,826)	25,775,576

Issuance of preferred stock to affiliate in exchange for product technology transfers	1,632,000	10,200,000	—	—	—	—	—	10,200,000
Common stock options exercised	—	—	25,600	31,730	—	—	—	31,730
Net loss	—	—	—	—	—	—	(4,321,713)	(4,321,713)

Balances at March 31, 2005	5,984,000	37,700,410	26,360,294	44,927,987	2,718,735	—	(53,661,539)	31,685,593

Issuance of preferred stock to affiliate in exchange for product technology transfers	4,896,000	35,055,360	—	—	—	—	—	35,055,360
Common stock options exercised	—	—	61,700	60,610	—	—	—	60,610
Net loss	—	—	—	—	—	—	(10,423,312)	(10,423,312)

Balances at March 31, 2006	10,880,000	$72,755,770	26,421,994	$44,988,597	$2,718,735	—	$(64,084,851)	$56,378,251

The accompanying notes are an integral part of these financial statements.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF CASH FLOWS

		Three Months Ended	Year Ended December 31
	Year Ended
	March 31, 2006	March 31, 2005	2004	2003

Cash flows from operating activities
Net (loss) income	$(10,423,312)	$(4,321,713)	$(199,368)	$11,222,718
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,552,578	306,626	932,419	683,339
Capital stock issued or to be issued to affiliate in exchange for product formula	35,055,360	10,200,000	24,397,040	3,103,370
Common shares issued in lieu of compensation	—	—	—	112,310
Loss (gain) on sale of property, plant and equipment	—	—	10,636	(25,531)
Variable compensation expense for stock options extended to director and officer	—	—	—	2,435,877
Changes in operating assets and liabilities which provided (used) cash
Accounts receivable	(14,122,321)	(2,133,911)	(64,393)	945,662
Inventories	(8,497,997)	(1,333,882)	(7,523,001)	(3,994,848)
Prepaid expenses and deposits	(1,426,943)	(441,807)	(140,430)	(90,716)
Accounts payable	6,156,792	2,300,793	4,690,789	1,243,139
Accrued expenses	557,954	220,793	(64,548)	(126,829)

Net cash provided by operating activities	8,852,111	4,796,899	22,039,144	15,508,491

Cash flows from investing activities
Purchases of property, plant and equipment	(3,615,901)	(657,673)	(3,982,413)	(2,493,173)
Proceeds from sale of property, plant and equipment	—	—	—	76,200

Net cash used in investing activities	(3,615,901)	(657,673)	(3,982,413)	(2,416,973)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	1,500,000	—	10,000,000	1,600,000
Repayments of loans payable to financial institutions	(1,500,000)	—	(26,875,000)	(625,000)
Payment of preferred stock dividends	—	—	—	(350,380)
Net repayments of subordinated stockholder notes	—	—	—	(9,700,000)
Repayments of EDC loan	—	—	(6,385,490)	(1,217,057)
Proceeds from issuance of common stock	60,610	31,730	3,453,946	872,973

Net cash provided by (used in) financing activities	60,610	31,730	(19,806,544)	(9,419,464)

Net increase (decrease) in cash and cash equivalents	5,296,820	4,170,956	(1,749,813)	3,672,054
Cash and cash equivalents, beginning of year	6,627,425	2,456,469	4,206,282	534,228

Cash and cash equivalents, end of year	$11,924,245	$6,627,425	$2,456,469	$4,206,282

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

The Corporation’s manufacturing facility and executive offices were constructed in 1991, pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the “EDC”). Since August 1997, capital infusions and loans have primarily come from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied the Corporation with raw materials for certain products, assisted in obtaining machinery and equipment to enhance production capacities at competitive prices, and has transferred certain generic products. As of June 3, 2006, Sun Pharma beneficially owns approximately 64% (75% including its convertible Series B Preferred stock) of the outstanding common shares of Caraco.

Sun Pharmaceutical Industries Limited

Pursuant to a stock purchase agreement, a Mumbai, India based specialty pharmaceutical manufacturing company, Sun Pharmaceutical Industries Limited (“Sun Pharma”) made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

Sun Pharma and its affiliates have loaned the Corporation approximately $10 million since August 1997. As of December 31, 2003, all such loans had been repaid. Sun Pharma has also assisted the Corporation, by acting as guarantor, in a obtaining line of credit loans from ICICI Bank Limited, The Bank of Nova Scotia and Citibank FSB in the amounts of $5.0 million, $12.5 million and $10.0 million, respectively, all of which have been repaid and terminated as of December 31, 2004.

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

Under the agreement, which was approved by the Corporation’s independent directors, Sun Global agreed to provide the formulations for 25 new generic drugs over a five-year period. Caraco’s rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. The products are selected by mutual agreement. Under this agreement, Caraco conducts at its own expense all tests, including bio-equivalency studies. The Corporation also markets the products consistent with its customary practices and provides marketing personnel. In return for the technology transfer, Sun Global receives 544,000 shares of Series B Preferred Stock for each generic drug transferred when such drug has passed its bio-equivalency studies.

The products agreement was amended by the Independent Committee, comprised of the three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected, 20 of which passed bio-equivalency studies through March 31, 2006.

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

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Also, four of the nine directors of Caraco are, or were, affiliated with Sun Pharma. Further, Sun Pharma and its affiliates may use Caraco as a contract manufacturer and/or distributor of their products. In December 2004, Caraco entered into an agreement for two such products.

During the three month period ended March 31, 2005 SPARC Bioresearch Private Limited (“SPARC”), an affiliate of Sun Pharma, performed certain analytical studies required as part of the bio-equivalency process for two products. The Corporation incurred approximately $172,000 of costs during this period for the studies performed by SPARC. No similar studies were performed by SPARC during the years ended March 31, 2006, December 31, 2004 or 2003.

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

Operations

The Corporation recorded net sales of $82.8 million during for the year ended March 31, 2006 (Fiscal 2006) and generated cash from operations of $8.9 million during Fiscal 2006. This cash was generated after funding working capital requirements of $17.5 million. The Corporation incurred a net loss of $10.4 million during Fiscal 2006. The loss was primarily due to non-cash research and development expense (R&D) of $35.1 million recorded during Fiscal 2006. This non-cash R&D expense relates to nine

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

products passing their bio-equivalency studies and the related value of the preferred stock issued to Sun Global during this period. At March 31, 2006, the Corporation had stockholders’ equity of $56.4 million.

Management’s plans for fiscal 2007 include:

•	Continued focus on FDA compliance.

•	Increased pace of research and development activities, with a view to maximize ANDA filings.

•	Continuing to invest in equipment and facilities to expand capacity to meet requirements of projected growth in the near term.

•	Increased market share for certain existing products and recently introduced new products and enhanced customer reach and satisfaction.

•	Prompt introduction of newly approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products that, in turn, will improve manufacturing capacity utilization.

•	Expanding relationships with financial institutions to fortify the Corporation’s credit position and borrowings as necessary.

•	Considering alternative ways of increasing cash, such as through marketing ANDAs owned by Sun Pharma

•

Research alternative product development sources and product licenses such as in licensing authorized generics from brand innovator companies and acquisitions of ANDAs from competitor manufacturers both domestic and abroad.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks, cash on hand and all highly liquid investments purchased with an original maturity of three months or less. The Corporation invests its excess cash primarily in deposits with major banks and in other high quality short-term liquid money market investments. During the normal course of business, the Corporation may maintain cash on deposit in excess of federally insured limits with financial institutions. The Corporation maintains a policy of making investments only with institutions with at least an investment grade credit rating.

Revenue Recognition

Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, shipment of the goods has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. The Corporation’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience and current market trends adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance.

Allowances for Sales Adjustments

Chargebacks

Chargebacks represent the Corporation’s most significant provision against gross accounts receivable and related reduction to gross revenue. Chargebacks are credits given to wholesale customers for the price difference on the products they sell (at a contractual price) to retail, chain stores, and managed care organizations at prices lower than the Corporation sells to the wholesale customer. The Corporation records an estimate at the end of the reporting period to the wholesaler of the amount to be charged back to them, over and above those already received by the Corporation. Such estimated amounts, in addition to certain other deductions, are deducted from the Corporation’s gross sales to

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

determine their net revenues. The Corporation records provisions for chargebacks based upon various factors, including current contract prices, historical trends, and their future expectations. The amount of actual chargebacks claimed could be either higher or lower than the amounts accrued. Changes in these estimates, if any, are recorded in the income statement in the period of the change. If the Corporation has over or under estimated the amount that will ultimately be charged back to them by their wholesale customers, there could be a material impact on the Corporation’s financial statements.

The Corporation considers the following factors in the determination of the estimates of chargebacks:

1.	Historical data of chargebacks as a percentage of sales, as well as the various chargeback reports that are received from the wholesale customers.

2.	Volume of product sold to wholesalers and the average chargeback rates, on a quarterly and annualized basis are applied to current period and annual product sales.

3.

The sales trends for future estimated prices, wholesale acquisition cost (WAC), the contract prices with the retailers, chain stores and managed care organizations (end-users). The Corporation’s prices with the wholesalers and end users are contracted prices.

Approximately 88% and 94% of the total allowance for trade receivables at March 31, 2006 and 2005, respectively has been established to provide for estimated chargebacks (see Note 3).

Shelf Stock Adjustments

Shelf stock adjustments are credits issued to customers to reflect decreases in the selling prices of products. These credits are customary in the industry and are intended to reduce the customers’ inventory cost to better reflect current market prices. The determination to grant a shelf stock adjustment to a customer following a price decrease is at the Corporation’s discretion.

Factors considered when recording a reserve for shelf stock adjustments include estimated launch dates of competing products based on market intelligence, estimated decline in market price of products based on historical experience and input from customers, and levels of inventory held by customers at the date of the pricing adjustments.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Product Returns and Other Allowances

In the pharmaceutical industry, customers are normally granted the right to return product for credit if the product has not been used prior to its expiration date. The Corporation’s return policy typically allows product returns for products within a 12-month window from six months prior to the expiration date and up to six months after the expiration date. The Corporation estimates the level of sales, which will ultimately be returned pursuant to its return policy, and records a related reserve at the time of sale. These amounts are deducted from its gross sales to determine net revenues. These estimates take into consideration historical returns of our products and the Corporation’s future expectations. The Corporation periodically reviews the reserves established for returns and adjusts them based on actual experience, as necessary. The primary factors considered in estimating its potential product returns include shelf life of expiration date of each product and historical levels of expired product returns. If the Corporation becomes aware of any returns due to product related issues, this information is used to estimate an additional reserve. The amount of actual product return could be either higher or lower than the amounts reserved. Changes in these estimates, if any, would be recorded in the income statement in the period of the change. If the Corporation over or under estimates the quantity of product that will ultimately be returned, there may be a material impact to its financial statements.

Discounts (trade and prompt payment discounts) are reserved for at the end of every reporting period based on the gross sales made to the customers during the period and based on their terms of trade. The Corporation reviews its contracts with its customers in addition to historical data and percentages to estimate the reserve for estimated discounts.

Customer rebates are estimated at the end of every reporting period, based on direct or indirect purchases. If the purchases are direct, the rebates are recognized when products are purchased and a periodic credit is given. For indirect purchases, the rebates are recognized based on the terms with such customer. Medicaid Rebates are estimated based on the historical data the Corporation receives from the public sector benefit providers, which is based on the final dispensing of our products by a pharmacy to a benefit plan participant.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Doubtful Accounts

Doubtful accounts are estimated based on the data available from external sources, including information obtained related to the financial condition of customers. Delinquent accounts are reviewed by management on a quarterly basis, to identify and record allowances, as considered necessary, for accounts receivable not expected to be recoverable.

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

Inventories

Inventories, which consist principally of raw materials, goods in transit and finished goods, as well as work-in-process, are stated at the lower of cost, determined using the specific identification method, or market. The Corporation analyzes its inventory levels quarterly and writes down any inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired for research and development on products yet to be launched are written off in the year of acquisition. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby the Corporation compares its internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. The Corporation must also make estimates about the amount of manufacturing overhead to allocate to its finished goods and work in process inventories. Although the manufacturing process is generally similar for its products, the Corporation must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

step. Accordingly, the assumptions made can impact the value of reported inventories and cost of sales.

Net (Loss) Income Per Share

Net (loss) income per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

At March 31, 2006 and 2005 and at December 31, 2004 options to purchase 341,400, 357,000 and 381,600 shares respectively, 10,880,000, 5,984,000 and 4,352,000 shares of convertible preferred stock, respectively and 45,000 shares of common stock granted to the Corporation’s Chief Executive Officer during 2006 (Note 7) were excluded from the computation of earnings per share because they would have an antidilutive effect on net loss per share.

The following table sets forth the computation of basic and diluted (loss) income per common share:

	Year Ended March 31	Three Months Ended March 31	Year Ended December 31

	2006	2005	2004	2003

Numerator:
Net (loss) income available for common stockholders	$(10,423,312)	$(4,321,713)	$(199,368)	$11,222,718

Denominator:
Weighted average shares outstanding, basic	26,392,054	26,348,347	24,734,282	24,137,108
Incremental shares from assumed conversion of common stock options	—	—	—	1,344,851

Weighted average shares outstanding, diluted	26,392,054	26,348,347	24,734,282	25,481,959

Net (loss) income per common share
Basic	$(0.39)	$(0.16)	$(0.01)	$.46

Diluted	$(0.39)	$(0.16)	$(0.01)	$.44

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Property, Plant and Equipment and Depreciation

Property, plant and equipment is carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management annually reviews these assets for impairment and reasonably believes the carrying value of these assets will be recovered through cash flows from operations.

Federal Income Taxes

Deferred income tax assets and liabilities are determined based on the difference between the financial statement and federal income tax basis of assets and liabilities as measured by the estimated tax rates that will be in effect when these differences reverse. The principal difference between assets and liabilities for financial statement and federal income tax return purposes is attributable to accounts receivable allowances and the anticipated utilization of tax net operating losses.

Research and Development Costs

Series B convertible preferred stock (Note 7) is issued on an ongoing basis to Sun Pharma and its affiliates under the Products Agreement between the Corporation and Sun Global in exchange for the formulations of technology products delivered by Sun Global to the Corporation. The resulting amount of research and development expense is charged to operations and is determined based on the fair value of the preferred shares on the date the respective product formula passes its bio-equivalency studies. The fair value of such shares is based upon an independent valuation.

Research and development costs settled in cash are charged to expense as incurred.

Common Stock Issued to Directors

Common stock was issued from time to time in lieu of cash for directors fees, and was recorded as compensation expense at the fair values of such shares on the dates they were earned. Subsequent to December 31, 2003, directors’ fees are paid in cash. Also, since December 31, 2003, independent directors are granted stock options upon completion of their anniversary of serving on the board of directors.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Fair Values of Financial Instruments

The carrying values of cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these financial instruments.

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the fiscal year ending after December 15, 2005. The Corporation does not expect that the exposure draft will have a significant impact on its operating results.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect that the provisions of the SFAS 154 will have a significant impact on its operating results.

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required and could require the restatement of previously reported EPS. The Corporation does not expect that the provisions of the amended SFAS 128 will have a significant impact on its operating results.

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

Non-Cash Financing Activities

As described in Notes 1 and 7, pursuant to the technology transfer agreement with an affiliate of the Corporation’s parent, Caraco, on an ongoing basis, finances the acquisition of research and development costs in exchange for the issuance of preferred stock to its parent. Preferred stock earned or issued to affiliates had fair values of $35,055,360 for the year ended March 31, 2006, $10,200,000 for the three month period ended March 31, 2005, and $24,397,040 and $3,103,370 for the years ended December 31, 2004 and 2003, respectively.

Other Cash Flows Information

Cash paid for interest was approximately $4,000, $407,000 and $1,783,000 for the years ended March 31, 2006, December 31, 2004 and 2003, respectively. No cash was paid for interest for the three month period ended March 31, 2005.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCES FOR SALES ADJUSTMENTS AND DOUBTFUL ACCOUNTS (NOTE 1)

Accounts receivable and related allowances are summarized as follows:

	March 31

	2006	2005

Accounts receivable - gross	$33,926,099	$27,766,778

Allowances:
Chargebacks	11,467,000	19,810,000
Sales returns and allowances	1,500,000	1,120,000
Doubtful accounts	100,000	100,000

Total allowances	13,067,000	21,148,000

Accounts receivable, net of allowances	$20,859,099	$6,736,778

A summary of the activity in accounts receivable allowances is as follows:

Total
Allowances

Balance at December 31, 2002	$9,305,000
Additions charged to net sales	56,515,000
Deductions allowed to customers	(49,777,000)

Balance at December 31, 2003	16,043,000
Additions charged to net sales	67,670,000
Deductions allowed to customers	(65,578,000)

Balance at December 31, 2004	18,135,000
Additions charged to net sales	21,712,000
Deductions allowed to customers	(18,817,000)

Balance at March 31, 2005	21,130,000
Additions charged to net sales	118,996,000
Deductions allowed to customers	(126,959,000)

Balance at March 31, 2006	$13,067,000

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories consist of the following amounts:

	March 31

	2006	2005

Raw materials	$9,735,502	$5,504,006
Goods in transit	5,974,600	3,700,651
Work in process	3,283,911	2,607,903
Finished goods	7,971,677	6,655,133

Total inventories	$26,965,690	$18,467,693

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

During the year ended March 31, 2006, the three months ended March 31, 2005, and during the years ended December 31, 2004 and 2003, the Corporation purchased inventory components of approximately $28.1 million, $5.3 million, $16.7 million and $10.3 million, respectively, from Sun Pharma.

5.	DEBT

EDC Loan

During 2004, the Corporation repaid the entire amount due to the EDC under the Development and Loan Agreement dated August 10, 1990.

Loans Payable to Financial Institutions

During 2004, the Corporation obtained a $10,000,000 line-of-credit with Citibank, N.A., that incurred interest at the London Interbank Offered Rate (LIBOR) plus 125 basis points. Borrowings on the line-of-credit were available to Caraco only when secured by an irrevocable standby letter-of-credit from Sun Pharma. Such a letter was provided by

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Sun Pharma during 2004. The letter had expired as of December 31, 2004, and was terminated on March 15, 2005.

On November 17, 2005, the Corporation entered into a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 6.0% and 6.75%, respectively at March 31, 2006.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at March 31, 2006. There are no borrowings under this Credit Agreement at March 31, 2006.

6.	INCOME TAXES

The Corporation’s deferred income taxes result principally from its net operating loss carryforwards. At March 31, 2006 a net deferred income tax asset of approximately $20.1 million (computed using a 34% tax rate) relating to these temporary differences exists. Based on the Corporation’s prior operating results and operating characteristics, utilization of this deferred tax asset to offset future taxable income is not reasonably assured. Accordingly, Caraco has recorded a valuation allowance to fully offset the net deferred tax asset, resulting in no net deferred tax asset or liability in the accompanying balance sheets. The valuation allowance increased by approximately $3.7 million for the year ended March 31, 2006, $2.0 million for the three month period ended March 31, 2005, $0.4 million in 2004, and decreased by approximately $4.1 million in 2003.

At March 31, 2006, net operating loss carryforwards of approximately $58.8 million, which expire between 2007 and 2017, are available to offset future federal taxable income, if any. Sun Pharma has, over time, increased its ownership of the Corporation’s capital stock. Under rules established by the Internal Revenue Code, this change in ownership may adversely affect how the Corporation is able to utilize these net operating loss carryforwards in future years.

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

The Corporation granted 45,000 shares of common stock on May 2, 2005 to its Chief Executive Officer, which vest at a rate of 15,000 shares on each anniversary date until they are fully vested on May 2, 2008. The Corporation has recorded compensation expense of approximately $109,000 related to the portion of the stock grant that vested during fiscal 2006.

Preferred Stock

Accrued dividends of $0.4 million on Series A preferred shares were paid during 2003, and the holder, then a Corporation director, converted all Series A outstanding shares into an equivalent number of common shares. Accordingly, at March 31, 2006 and 2005, no Series A shares remain designated.

In November 2002, in connection with the new technology transfer agreement established with Sun Global (Note 1), the Corporation designated the Series B Convertible Preferred Stock. The Series B preferred shares are non-redeemable and have no par value. In addition, the Series B Convertible Preferred Stock has no voting or dividend rights or liquidation preference other than priority liquidation based on their values on the dates they were earned, and can be converted after three years from the issuance date (or immediately upon a change in control) into one share of common stock, subject to a conversion adjustment (Note 1). While such preferred shares are outstanding, Caraco cannot, without the consent of the holders of a majority of the outstanding shares of the preferred stock, amend or repeal its articles of incorporation or bylaws if such action would adversely affect the rights of the preferred stock. In addition, without such consent, capital stock having any preference or priority superior to the preferred stock may not be issued. As of March 31, 2006, the Corporation has issued 10,880,000 shares of the Series B Convertible Preferred stock to Sun Pharma in exchange for twenty product transfers. Such shares have been cumulatively valued at $72,755,770 million as of March 31, 2006.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

8.	COMMON STOCK OPTIONS

Common Stock Option Plans

As of March 31, 2006, the Corporation maintains one stock option plan, the 1999 Equity Participation Plan (the “1999 Plan”) (all options under the 1993 plan were exercised during 2003, under which the Corporation may grant options to employees and non-employee-directors for the purchase of up to 3,000,000 shares of common stock.) The exercise price of options granted may not be less than the fair value of the common stock on the date of grant. Options granted under this plan generally vest in annual installments, from the date of grant, over a five-year period, and expire within six years from the date of the grant. Activity with respect to these options is summarized as follows:

	Year Ended March 31,		Three Months Ended March 31		Year Ended December 31,

	2006		2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	160,500	1.68	181,600	1.41	277,000	$1.00	687,138	$1.04
Granted	46,000	8.39	4,500	9.60	9,000	9.60	—	—
Exercised	(61,700)	0.98	(25,600)	1.24	(80,400)	1.08	(410,138)	0.97
Terminated	(3,400)	9.30	—	—	(24,000)	0.80	—	—

Outstanding, end of year	141,400	$3.93	160,500	$1.67	181,600	$1.41	277,000	$1.00

Options exercisable, end of year	71,720	$1.32	79,418	$1.50	49,800	$1.02	102,500	$1.07

        Options at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Remaining Contractual Life *	Exercise Price *	Shares	Exercise Price *

$0.68 to $1.00	60,400	1.2	$0.78	48,320	$0.78
$1.01 to $2.00	25,000	1.7	1.25	20,000	1.25
$7.01 to $8.00	1,500	5.0	7.90	300	7.90
$8.01 to $9.00	47,500	5.2	8.41	300	8.76
$9.01 to $10.00	7,000	3.8	9.55	2,800	9.55

Total	141,400	2.8	$3.93	71,720	$1.32

        *Weighted average

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

Other Common Stock Option Agreements

The Corporation has issued other stock options outside of the 1999 Plan. These stock options have been issued with various vesting schedules and expire at various dates through October 2006. Activity with respect to these options is summarized as follows:

	Year Ended March 31		Three Months Ended March 31		Year Ended December 31

	2006		2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	200,000	$3.50	200,000	$3.50	1,876,666	$2.01	2,250,824	$2.00
Exercised	—	—	—	—	(1,676,666)	2.01	(374,158)	1.16

Outstanding, end of period	200,000	$3.50	200,000	$3.50	200,000	$3.50	1,876,666	$2.01

Options exercisable, end of period	200,000	$3.50	200,000	$3.50	200,000	$3.50	1,876,666	$2.01

         Options at March 31, 2006:

	Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Remaining Contractual Life	Exercise Price

$3.01 to $4.00	200,000	—	$3.50

The Corporation follows only the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Management believes that the fair value and pro-forma disclosures, required by SFAS No. 123, are not material to the financial statements. The Corporation continues to apply Accounting Principles Board (APB) Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has generally been recognized in the financial statements for its outstanding stock options. Options to purchase 46,000, 4,500 and 9,000 shares of common stock were granted for the year ended March 31, 2006, the three month period ended March 31, 2005 and the year ended December 31, 2004, respectively, to the independent directors of the Corporation. No options were granted during 2003.

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

The Corporation granted options to purchase 40,000 shares of common stock on May 2, 2005 to its Chief Executive Officer, which vest at a rate of 15,000 shares on each anniversary date until they are fully vested on May 2, 2008.

Strategic Alliance Stock Options Agreement

Pursuant to an agreement between the Corporation and an unaffiliated large generic pharmaceutical Corporation, dated October 1, 1993, the Corporation was to receive the formulations, technology, manufacturing processes and know-how, and other relevant information, and to pay for the bio-equivalency studies required for the preparation of ANDAs for two products. Pursuant to the agreement, the Corporation was required to pay (i) a Sign-Up Option to purchase 100,000 shares of Common Stock at $3.50 per share; and (ii) a Product Option to purchase shares to an exercise price of $3.50 per share. These options may be exercised and payment for shares may be made only out of royalties and any interest earned on the royalties while held by the Corporation. No options have yet been exercised (Note 12).

9.	LEASES (INCLUDING RELATED PARTY)

The Corporation entered into two non-cancelable operating leases during 2000 with Sun Pharma to lease production machinery. The leases each required quarterly rental payments of $4,245 and expired during 2005.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

The Corporation entered into a non-cancelable operating lease with an unrelated party during 2002 to lease additional warehouse space. This lease was subsequently modified during 2003 in lieu of a new non-cancelable operating lease for additional space at this warehouse. The new lease requires monthly payments that increase from $15,458 to $16,892 over the term of the lease that expires in 2007 with an option to renew for an additional year.

Net rental expense on these operating leases was $224,569 for the year ended March 31, 2006, $64,896 for the three months ended March 31, 2005 and $181,129 and $176,065 for the years ended December 31, 2004 and 2003, respectively.

The Corporation entered into a non-cancelable operating lease with an unrelated party on March 13, 2006 to obtain additional space for its administrative staff. The lease commences in May 2006 and requires monthly payments that increase from $8,481 to $9,066 over the term of the lease that expires in 2009.

The following is a schedule of annual future minimum lease payments required under the operating leases with remaining non-cancelable lease terms in excess of one year as of March 31, 2006:

Year	Amount

2007	293,046
2008	104,992
2009	63,171

The Corporation also paid approximately $0.2 million for the year ended March 31, 2006, $0.1 million for the three month period ended March 31, 2005, respectively, and $0.6 million and $0.5 million to Sun Pharma during the years ended December 31, 2004 and 2003, respectively, for the purchase of various parts and machinery needed for operations.

10.	RETIREMENT PLAN

The Corporation maintains a deferred compensation plan qualified under Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees are permitted to contribute up to the maximum allowable amount determined by the Internal Revenue Code. The Corporation may make discretionary matching and profit sharing

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

contributions under the provisions of the Plan. The Corporation made no discretionary contributions during the year ended March 31, 2006, the three months ended March 31, 2005, or for the years ended December 31, 2004 or 2003.

11.	CONCENTRATIONS AND COMMITMENTS

Major Customers

Shipments to three wholesalers accounted for approximately 77% of gross revenue for the year ended March 31, 2006, 60% of gross revenue for the three months ended March 31, 2005 and 79% and 80% of gross revenue for the years ended December 31, 2004 and 2003, respectively. Balances due from these customers represented approximately 72% and 77% of gross accounts receivable at March 31, 2006 and 2005, respectively.

The loss of these customers could have a materially adverse effect on short-term operating results.

Major Products

Shipments of three products accounted for approximately 80% of gross revenue for the year ended March 31, 2006, 74% of gross revenue for the three months ended March 31, 2005 and 80% of gross revenue for the year ended December 31, 2004, respectively. Shipments of two products accounted from approximately 87% of gross revenue for the year ended December 31, 2003.

Approximately 84% of raw material purchases for the year ended March 31, 2006 and for the three months ended March 31, 2005 were made from Sun Pharma. Approximately 75% and 73% of Caraco’s raw material purchases for the years ended December 31, 2004 and 2003, respectively, were made from Sun Pharma.

Product Sales Commitment

Certain of the Corporation’s customers purchase its products through designated wholesalers, who act as an intermediary distribution channel for the Corporation’s products. One such customer, the Veterans Administration, an agency of the United States Government, entered into a sales contract with the Corporation effective August 5, 2002 to purchase approximately $13,000,000 of product per year over a one year base contract period that ended June 30, 2003. The contract has four one-year option periods,

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

the first three of which were exercised. The agreement may be terminated by the purchaser without cause and in such case, Caraco would only be entitled to a percentage of the contract price, plus reasonable charges that have resulted from the termination. The agreement further provides for certain penalty provisions if the Corporation is unable to meet its sales commitment.

Labor Contract

The majority of the Corporation’s hourly work force is covered by a collective bargaining agreement that expires in September 2008.

12.	OTHER MATTERS

Employment Contracts

The Corporation has employment agreements with four of its executive officers that provide for fixed annual salaries and at least a six-month continuance including insurance benefits and immediate vesting of stock options upon termination without cause.

Litigation

As previously disclosed, on June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Corporation’s filling of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® drug product infringed Novo Nordisk’s patent, which expires June 12, 2018. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contains a Paragraph IV certification challenging the Novo Nordisk patent. The corporation believes that the Novo Nordisk patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and the corporation intends to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Corporation’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® drug product infringed Ortho-

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil seeks an order from the Court which, among other things, directs the FDA not to approve Caraco’s ANDA any earlier than the claimed expiration date. The ANDA filed by Caraco contained a Paragraph IV Certification challenging the Ortho-McNeil patent. The corporation believes that the Ortho-McNeil patent is invalid and/or will not be infringed by Caraco’s manufacture, use or sale of the product, and the corporation intends to vigorously defend this action. Since this action, Ortho-McNeil has entered into a license agreement with another manufacturer and has launched its product generically while another manufacturer has launched its approved generic at risk. On October 8, 2005, arguments were heard in the US District Court in the Eastern District of Michigan, on the Corporation’s motion for summary judgment on the issue of non-infringement. On October 19, 2005 the motion for summary judgment was granted in the Corporation’s favor. On December 19, 2005, the FDA approved the manufacture, use and sale of the product.Ortho-McNeil has filed an appeal of the finding of non-infringement by the Eastern District of Michigan. Additionally, the United States Patent and Trademark Office has allowed Ortho-McNeil’s request for a reissue patent that, if issued, Ortho-McNeil could contend that is product will be infringed by Caraco’s now-marketed product. The corporation believe that, like its original patent, Ortho-McNeil’s reissue patent will be invalid and unenforceable.

As previously disclosed, on February 12, 2003, C. Arnold Curry filed a complaint in the Wayne County Circuit Court alleging breach of a written employment agreement. Dr. Curry sought 175,000 shares of the Corporation’s common stock (35,000 shares for each of the first five ANDAs approved by the FDA). The corporation and the plaintiff each filed a motion for summary disposition. Both parties’ motions were denied, and the parties submitted the matter to binding arbitration. In connection with the submission to arbitration, the parties agreed that Mr. Curry would receive a minimum of 15,000 shares of common stock. On April 20, 2006, the arbitrator entered a determination of no cause of action against Mr. Curry and in favor of the Corporation, thus capping the Corporation’s liability to Mr. Curry at 15,000 shares. The Corporation has recorded an expense of approximately $116,000 related to the 15,000 shares earned by Mr. Curry.

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

Royalty Accrual

Pursuant to the Strategic Alliance Stock Options Agreement (Note 8), Caraco received the formulation for one product, Metoprolol Tartrate, in March 1995. However, Caraco has determined that the formula provided to it with respect to Metoprolol Tartrate is different than the formula submitted in an ANDA to the FDA in 1995, approved by the FDA in 1996 and manufactured and introduced by Caraco since 1997. The Corporation has accrued royalties of approximately $1 million, which is included with accrued expenses in the accompanying balance sheets at March 31, 2006 and 2005, and since April 2003, has discontinued to accrue royalties related to this agreement.

Subsequent Transactions With and Relating to Sun Pharma

On June 1, 2006 Sun Global earned 544,000 shares of Series B preferred stock pursuant to the products transfer agreement for one product transfer (Note 1).

13.	SEGMENT INFORMATION

The Corporation does not manufacture, produce or sell branded products or controlled-release products. The Corporation is primarily in the business of manufacturing, developing, selling and distributing various therapeutic classes of solid oral dosage of generic pharmaceuticals. There are no separate management teams or individuals assigned to a product or products or therapeutic classes of products, no separate allocation of funds or resources to distinct products or products or therapeutic classes or products, and the performance of any individual product or products or therapeutic classes of products is not separately assessed. The Corporation revenues are solely based on the receipt of customers’ orders.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

NOTES TO FINANCIAL STATEMENTS

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for reporting of financial information about operating segments in annual financial statements. The Corporation considers its business to be a single segment entity, as its revenues are solely attributable to its generic drug product line.

For informational purposes, the Corporation’s sales, grouped by therapeutic categories, for the years ended March 31, 2006 and December 31, 2004 and the three months ended March 31, 2005 are as follows:

	Year Ended March 31	Three Months Ended March 31	Year Ended December 31
Therapeutic Category	2006	2005	2004

Antianxiety Drug	$2,890,213	$631,670	$2,119,276
Antibiotic	652,055	132,624	549,261
Anticonvulsant	232,669	45,578	204,003
Antidepressant	8,010,744	507,480	957,558
Antidiabetic	32,110,625	7,362,962	30,842,081
Antihypertensive Drug/Beta Blocker	16,788,820	4,178,650	14,257,386
Antipsychotic	2,167,911	484,780	1,293,620
Cardiac	1,239,431	514,139	1,344,603
Decongestants	116,257	316,524	358,059
Hormonal Replacement Therapy	—	295,172	—
Nonsteroidal Antiinflammatory Agent	2,101,804	544,983	1,719,487
Opiate Agonist/Analgesic	14,082,000	1,887,640	5,121,809
Platelet Aggregation Inhibitor	147,856	24,571	80,730
Skeletal Muscle Relaxant	1,150,073	201,673	1,492,437
Vascular and Migraine Headache Suppressant	1,098,460	208,054	—

Net Sales	$82,788,918	$17,336,500	$60,340,309

Similar data for the year ended December 31, 2003 has not been presented as it is considered by the Corporation to be impracticable to do so.

* * * * *

EXHIBIT INDEX

3.01	Registrant’s Amended and Restated Articles of Incorporation, as amended. (1)

3.02	Certificate of Amendment to the Articles of Incorporation filed February 13, 1997. (2)

3.03	Certificate of Amendment to the Articles of Incorporation filed February 10, 2000. (3)

3.04	Certificate of Determination of Rights, Privileges and Preferences Series B Preferred Stock. (4)

3.05	Registrant’s Amended and Restated Bylaws. (5)

10.01	Agreement, dated as of October 1, 1993, among Registrant and Non-Affiliate (6)

10.02	Employment Agreement, dated October 22, 1993, of Robert Kurkiewicz. (6)

10.03	Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (7)

10.04	Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries, Ltd. dated as of April 23, 1997. (7)

10.05	Registration Rights Agreement dated as April 1997. (7)

10.06	Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (8)

10.07	1999 Equity Participation Plan. (9)

10.08	Renewal to Employment Agreement of Robert Kurkiewicz dated as of January 1, 1999. (3)

10.09	Third Amendment to Employment Agreement of Robert Kurkiewicz dated August 30, 2002. (3)

10.10	Employment Agreement of Jitendra N. Doshi. (3)

10.11	Agreement between Caraco and Sun Pharma Global, Inc. dated November 21, 2002. (4)

10.12	Sales contract with government vendor. (4)

10.13	Employment Agreement of Mr. Singh (5)

10.14	Employment Agreement of Mr. Movens (10)

10.15	Confidentiality and Non-Competition Agreement of Dan Movens (10)

10.16	Summary of Fiscal 2006 Executive Officer Salaries (11)

10.17	Credit Agreement with JPMorgan Chase Bank, N.A. (12)

10.18	Security Agreement with JPMorgan Chase Bank, N.A. (12)

10.19	Form of Grant of Employee Stock Option (+)

21	Subsidiaries of the Registrant (+)

23.01	Consent of Registered Independent Public Accountants (+)

24.1	Power of Attorney (included on signature page) (+)

31.1	Certificate of Chief Executive Officer (+)

31.2	Certificate of Chief Financial Officer(+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

+ Filed herewith

(1)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 30, 1995 as Commission File no. 0-24676.

(2)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1997, as Commission File No. 0-24676.

(3)	Incorporated by reference from Exhibits to Pre-Effective Amendment No. 1 to Form SB-2 filed on September 4, 2002 as Commission File No. 333-91968.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 2003, Commission File No. 0-24676.

(5)	Incorporated by reference from Exhibit to Registrant’s Form 10-K filed on or about March 15, 2005, Commission File No. 0-24676.

(6)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form SB-2, as amended, filed on November 5, 1993 as Commission File No. 33-71398C.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 10-QSB filed on November 14, 1997 as Commission File No. 0-24676.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1998, as Commission File No. 0-24676.

(9)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement dated April 28, 1999 as Commission File No. 0-24676.

(10)	Incorporated by reference from Exhibits to Registrant’s Form 10-K/A filed on or about May 2, 2005, Commission File No. 0-24676.

(11)	Incorporated by reference from Exhibits to Registrant’s Form 8-K filed on or about August 25, 2005. Commission File No. 0-24676

(12)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q filed on or about January 26, 2006. Commission File No. 0-24676