Form 10-Q
period 2007-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2007-07-26
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

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

Yes ☐    No ☒

As of July 18, 2007 the registrant had 28,732,094 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	JUNE 30, 2007	MARCH 31, 2007

	UNAUDITED	AUDITED

ASSETS

Current assets
Cash and cash equivalents	$34,625,128	$33,897,622
Accounts receivable, net	30,963,874	26,125,146
Inventories	34,778,628	31,943,297
Prepaid expenses and deposits	6,669,373	3,473,340
Deferred income taxes	876,602	—

Total current assets	107,913,605	95,439,405

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	12,545,057	12,448,221
Equipment	15,847,434	15,292,499
Furniture and fixtures	998,267	992,013

Total	30,366,069	29,708,044
Less accumulated depreciation	11,196,082	10,678,157

Net property, plant and equipment	19,169,987	19,029,887

Deferred income taxes	5,058,471	—

Total assets	$132,142,063	$114,469,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$3,598,328	$3,350,024
Accounts payable, Sun Pharma	15,473,965	12,143,157
Accrued expenses	3,329,283	3,782,702
Income taxes payable	5,566,135	—

Total liabilities (all current)	27,967,711	19,275,883

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 10,336,000 shares (June 30, 2007)10,880,000 shares (March 31, 2007)	68,922,080	73,585,520
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 28,686,294 shares (June 30, 2007) 28,102,394 shares (March 31, 2007)	60,769,407	55,970,097
Additional paid in capital	3,194,379	2,864,522
Accumulated deficit	(28,711,514)	(37,226,730)

Total stockholders’ equity	104,174,352	95,193,409

Total liabilities and stockholders’ equity	$132,142,063	$114,469,292

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF INCOME

	Three Months ended June 30,

	2007	2006

	UNAUDITED	UNAUDITED

Net sales	$35,400,317	$24,751,146
Cost of goods sold	19,532,539	11,743,174

Gross profit	15,867,778	13,007,972

Selling, general and administrative expenses	3,402,667	2,116,440
Research and development costs - affiliate	—	4,379,200
Research and development costs - other	3,285,487	1,697,160

Operating income	9,179,624	4,815,172

Other income
Interest income	467,293	130,920
Other income	—	39,832

Other income	467,293	170,752

Net income before income taxes	9,646,917	4,985,924
Income taxes	1,131,701	—

Net income	$8,515,216	$4,985,924

Net income per common share
Basic	0.30	0.19
Diluted	0.22	0.13

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Quarter ended June 30,

	2007	2006

	UNAUDITED	UNAUDITED
Cash flows from operating activities
Net income	$8,515,216	$4,985,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	517,924	436,974
Capital stock issued or to be issued to affiliate in exchange for product formula	—	4,379,200
Stock option expense	71,482	—
Stock grant expense	258,375
Common stock issued to former officer & director for settlement	115,950
Net deferred income taxes	(5,935,073)	—
Changes in operating assets and liabilities which (used) / provided cash:
Accounts receivable	(4,838,728)	(1,951,173)
Inventories	(2,835,330)	(1,622,033)
Prepaid expenses and deposits	(3,196,033)	837,811
Accounts payable	3,579,112	(575,409)
Accrued expenses	(453,419)	322,475
Income taxes payable	5,566,135	—

Net cash provided by operating activities	1,365,611	6,813,770

Cash flows from investing activities
Purchases of property, plant and equipment	(658,025)	(1,366,428)

Net cash used in investing activities	(658,025)	(1,366,428)

Cash flows from financing activities
Proceeds from exercise of stock options	19,920	4,480

Net cash provided by financing activities	19,920	4,480

Net increase in cash and cash equivalents	727,506	5,451,822
Cash and cash equivalents, beginning of period	33,897,622	11,924,245

Cash and cash equivalents, end of period	$34,625,128	$17,376,067

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT

Balances at April 1, 2007	10,880,000	$73,585,520	28,102,394	$55,970,097	$2,864,522	$(37,226,730)	$95,193,409

Issuances of preferred stock to affiliate in exchange for product technology transfers	—	—					—

Conversion of preferred stock into common stock	(544,000)	(4,663,440)	544,000	4,663,440			—

Common stock options exercised			24,900	19,920			19,920

Common stock issued to former director & officer			15,000	115,950			115,950

Stock options expensed					71,482		71,482

Stock grants expensed					258,375		258,375

Net Income						8,515,216	8,515,216

Balances at June 30, 2007	10,336,000	$68,922,080	28,686,294	$60,769,407	$3,194,379	$(28,711,514)	$104,174,352

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
FORM 10-Q

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The balance sheet as of March 31, 2007 is audited. All other financial statements contained herein are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as of and for the year ended March 31, 2007 of Caraco Pharmaceutical Laboratories, Ltd. (“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).

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

Our present product portfolio includes 35 prescription products in 73 strengths in various package sizes. The products are intended to treat a variety of disorders including the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our funding has been from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. Sun Pharma owns approximately 66% of the outstanding shares of the Company (approximately 75% including the convertible Series B Preferred Stock), (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.	CURRENT STATUS OF THE CORPORATION

During the first quarter of our new fiscal year (“fiscal 2008”), we recorded net sales of $35.4 million compared to $24.8 million during the corresponding period of fiscal 2007. We incurred $3.3 million in R&D expense during the first quarter of fiscal 2008 as compared to $6.1 million during the corresponding period of fiscal 2007. There was no non-cash R&D expense during the first quarter of fiscal 2008 as compared to $4.4 million during the corresponding period of fiscal 2007. We generated cash from operations of $1.4 million during the first quarter of fiscal 2008 as compared to $6.8 million during the corresponding period of fiscal 2007. We earned a net pre-tax income of $9.6 million during the first quarter of fiscal 2008, as compared to a net pre-tax income of $5.0 million during the corresponding period of fiscal 2007. During the first quarter of fiscal 2008, we provided a net income tax provision of $1.1 million. There was no such provision or benefit for the corresponding period of fiscal 2007. We earned net income of $8.5 million during the first quarter of fiscal 2008 as compared to net income of $5.0 million during the corresponding period of fiscal 2007. At June 30, 2007, we had stockholders’ equity of $104.2 million as compared to stockholders’ equity of $95.2 million at March 31, 2007. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through June 30, 2007, all products out of the 25 products to be transferred to us by Sun Global. Of these, 23 products passed their bio-equivalency studies as of June 30, 2007,. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

We did not file any Abbreviated New Drug Applications (“ANDAs”) with the FDA during the first quarter of fiscal 2008. We have received approvals for two ANDAs, one on April 23, 2007 and the other on June 29, 2007. This brings our total number of ANDAs pending approval by the FDA to 27 (including three tentative approvals) or 19 products.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertain income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 on April 1, 2007. The Company recognized no increase in the liability for unrecognized tax benefits as a result of the adoption of FIN 48.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of SFAS 159 will have a material effect on the Corporation’s financial position or results of operations. The Corporation plans to adopt SFAS 159 for the first quarter of fiscal 2009.

5.	COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average numbers of common shares outstanding for the first quarter of fiscal 2008, ended June 30, 2007, were 28,348,201 and 39,026,845 respectively. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the first quarter of fiscal 2007, ended June 30, 2006, were 26,422,321 and 38,185,021, respectively.

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

The products agreement was amended by an Independent Committee, comprised of three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected, 23 of which passed bio-equivalency studies through June 30, 2007. See “Item - 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Future Outlook”.

During the first quarter of 2004, Sun Pharma acquired 3,452,291 additional shares of common stock and 1,679,066 stock options from two former directors and a significant shareholder. Sun exercised these stock options during the fourth quarter of 2004.

In Fiscal 2007, the Company entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Independent Committee. Under the agreement, the Company purchases selected product formulations offered from Sun Pharma and markets and distributes the same as part of our current product offerings in the U.S., its territories and possessions, including Puerto Rico. The net sales from products selected under this agreement were $6.1 million during the first quarter of fiscal 2008.

On March 31, 2007, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. Further on May 23, 2007, Sun Global converted 544,000 shares of Series B Preferred Stock into 544,000 shares of Common Stock.

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

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“Statement No. 123 (R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historical volatility of the Company’s common stock. The Company calculates the historical volatility as the standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.

For the first quarter of fiscal 2008, the Company has recognized expense amounting to $71,482 related to share-based compensation. As of June 30, 2007, total unrecognized compensation cost related to stock options granted was $298,211. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 to 5 years.

Stock options to purchase 3,000 shares were granted to a new employee during the first quarter of fiscal 2008, which will vest annually over a three-year period.

8.	COMMON STOCK ISSUANCES

We issued 24,900 shares and 5,600 shares of common stock to our employees upon exercise of their stock options during the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively.

During the first quarter of fiscal 2008, Sun Global converted 544,000 shares of Series B Preferred Stock into 544,000 shares of Common Stock.

During the first quarter of fiscal 2008, 15,000 shares of common stock were issued to a former officer and director. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

9.	PREFERRED STOCK ISSUANCES

No shares of preferred stock were issued during the first quarter of fiscal 2008. We issued 544,000 shares of Series B Preferred Stock to Sun Global during the first quarter of fiscal 2007.

10.	SALES AND CUSTOMERS

Our Company effectively executed its operating plan during the first quarter of fiscal 2008. The organization continues to be strengthened to meet the demands of a competitive US generic pharmaceutical market, while providing additional support for our future growth and reducing costs where possible.

As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers such as Amerisource-Bergen Corporation, McKesson Corporation and/or Cardinal Health, which provide a service to supplement our direct relationship with our customers, or act as an intermediary to service the customers directly in lieu of direct shipments from our Company. Collectively, for the first quarter of fiscal 2008 ended June 30, 2007, these wholesale accounts equate to 56%of our net sales. These net sales include sales for various customers of ours that have underlying direct contracts with our company that are facilitated through our wholesale customers. No other single customer represents more than 10% of our net sales during the relevant periods.

Certain of the Corporation’s customers purchase their products through designated wholesalers, who act as an intermediary distribution channel for the Corporation’s products. One such customer, the Veterans Administration, an agency of the United States Government, entered into a sales contract with the Corporation effective August 5, 2002 to purchase a minimum of $13,000,000 of product per year over a one year base contract period that ended June 30, 2003. The contract has four one-year option periods, the last of which was exercised in August 2006. The agreement may be terminated by the purchaser without cause and in such case, Caraco would only be entitled to a percentage of the contract price, plus reasonable charges that have resulted from the termination. The agreement further provides for certain penalty provisions if the Corporation is unable to meet its sales commitment. We intend to re-bid for this business should the product be bid out by the Veterans Administration.

11.	LINE OF CREDIT

On November 17, 2005, the Corporation entered into a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. On November 16, 2006 this agreement was renewed through November 30, 2007. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 6.86% and 7.25%, respectively at June 30, 2007.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at June 30, 2007. There are no borrowings under this Credit Agreement as at June 30, 2007.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey. A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan. Both complaints allege, inter alia, that Sun Pharmaceutical Industries Ltd.’s (“Sun’s”) filing of ANDA 78-359, seeking approval to market its generic version of Schering’s Clarinex® drug product, infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ‘274 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. The ANDA filed by Sun contains a Paragraph IV certification challenging the ‘274 patent. Sun believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun believes it is first to file a Paragraph IV certification for this drug product and both Sun and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

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

As previously disclosed, on July 10, 2006, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and H. Lundbeck A/S (collectively, “Forest”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Forest’s Lexapro® (escitalopram oxalate) drug product infringed Forest’s Patent No. Re. 34,712, which is set to expire on September 13, 2011 (extended to March 14, 2012 based upon a six month pediatric exclusivity). Forest seeks an order from the court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contained Paragraph IV Certifications challenging Forest’s Patent Nos. Re. 34,712 (“‘712 patent”) and 6,916,941 (“‘941 patent”). The Company believes that the ‘712 patent and ‘941 patent are invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Forest’s suit alleges only that Caraco infringes the ‘712 patent, which the Company intends to vigorously defend.

Prior to this action, Forest had filed two lawsuits on the ‘712 patent against other manufacturers who sought to market a generic version of Lexapro®, one against Alphapharm Pty. Ltd. (“Alphapharm”) and the other against IVAX Pharmaceuticals, Inc. (“IVAX”) and CIPLA Ltd. (“CIPLA”). Forest settled the lawsuit with Alphapharm in October 2005, granting Alphapharm the exclusive right to distribute generic versions of Lexapro® for five years. Alphapharm’s launch date is dependent on a number of factors but is set to be no later than two weeks before the claimed expiration of the ‘712 patent.

Forest proceeded in its action against IVAX and CIPLA and on July 13, 2006, Forest obtained an order from the United States District Court for the District of Delaware, holding that IVAX and CIPLA’s proposed generic version of Lexapro® infringed the ‘712 patent and that the asserted claims of the ‘712 patent were valid and enforceable. On November 6, 2006, IVAX and CIPLA filed a notice to appeal the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit held an oral argument on the case on May 9, 2007, but a decision has not yet issued.

On August 23, 2006, Forest filed a motion to transfer its action against the Company to the United States District Court for the District of Delaware, where Forest had litigated its case with Ivax. On November 15, 2006, the Court denied the motion and, accordingly, the litigation will proceed in the Eastern District of Michigan. In February of 2007, the Eastern District of Michigan court granted Forest’s motion to stay the proceeding until June 20, 2007 but allowed the parties to exchange documents related to the case. On June 18, 2007, Forest filed a “Motion to Extend the Stay Pending Appeal” of the Federal Circuit’s ruling on Forest v. Ivax. That motion is currently pending.

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007, and that appeal is currently pending in the U.S. Court of Appeals for the Federal Circuit.

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

13.	INVENTORIES

Inventories consist of the following amounts:

	June 30, 2007	March 31, 2007

Raw materials	$11,754,770	$10,443,715
Goods in transit	3,809,287	4,972,668
Work in process	5,174,004	3,717,911
Finished goods	14,040,567	12,809,003

Total	$34,778,628	$31,943,297

14.	INCOME TAXES

The provision for income tax is as follows:

June 30, 2007

Current	$7,066,135
Deferred	(5,934,434)

Total	$1,131,701

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference are as follows:

June 30, 2007

Provision for income taxes at federal Statutory rate	$3,241,736
Change in valuation allowance	(2,110,035)

Income taxes	$1,131,701

Deferred taxes consist of the following:

	June 30, 2007	March 31, 2007

Deferred tax assets:
Net operating loss carryforwards	$1,179,651	$6,354,984
Intangibles	25,847,993	398,886
Others	876,602	1,343,139

Total deferred tax assets	$27,904,246	$8,097,009

Deferred tax liabilities:
Intangibles	$16,981,765	—
Depreciation	624,644	$595,528

Total deferred tax liabilities	$17,106,408	$595,528

Net deferred tax assets before valuation allowance	$10,797,838	$7,501,481
Valuation allowance	4,862,765	6,962,422

Net deferred tax assets	$5,935,073	$539,059

REVIEW REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

July 19, 2007

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of June 30, 2007 and the related statements of income, cash flows and stockholder’s equity for the three months ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of March 31, 2007, (presented herein) and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated May 14, 2007, we expressed an unqualified opinion on those financial statements.

/s/ Rehmann Robson

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K as of and for the year ended March 31, 2007 (the “Annual Report”) and the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Gross Sales and Related Reserves

Our gross sales for the first quarter of fiscal 2008 ended June 30, 2007 were $83.5 million, as compared to $64.3 million for the corresponding period of fiscal 2007. Chargebacks, returns, discounts and other customary customer deductions and other sales costs constituted approximately 58% for the first quarter of fiscal 2008 ended June 30, 2007, compared to 61% for the corresponding period of fiscal 2007. Net sales for the first quarter of fiscal 2008 ended June 30, 2007 were $35.4 million, as compared to $24.8 million for the corresponding period of fiscal 2007. The primary cause of decrease in the sales allowances by almost 3% between the periods is the impact of change in wholesale acquisition (WAC) price and also some change in mix of customers for the products we sell.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during fiscal 2007 and the first quarter of fiscal 2008.

($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period

		Current Period	Prior Period

For all of fiscal 2007
Chargebacks & shelf stock adjustments	$11,467	$190,586	-0-	$169,415	$32,638
Returns and other allowances	1,500	9,000	-0-	6,748	3,752
Doubtful Accounts	100	-0-	-0-	-0-	100

For first quarter fiscal 2008
Chargebacks & shelf stock adjustments	$32,638	$45,925	-0-	$57,701	$20,862
Returns and other allowances	3,752	2,157	-0-	$1,890	4,019
Doubtful Accounts	100	-0-	-0-	-0-	100

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have net deferred tax assets of $10.8 million and $7.5 million as at June 30, 2007 and March 31, 2007, respectively. Valuation allowances are provided based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a net federal tax provision of $1.1 million during the first quarter of fiscal

2008 ended June 30, 2007. No such provision or benefit was recorded for the corresponding period of fiscal 2007. We have provided a valuation allowance of $4.9 million as at June 30, 2007, as compared to a valuation allowance of $7.0 million as at March 31, 2007. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company is unable to conclude that it is more likely than not that itc will realize the benefit of some of these temporary differences. As at June 30, 2007, we had federal net operating loss carryforwards (“NOLs”) of approximately $3.6 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce taxable income and will expire between 2008 and 2012. The decrease in the NOLs from March 31, 2007 to June 30, 2007 is due to a Company elected change in the first quarter of fiscal 2008 in the amortization of certain intangibles (primarily technology transfer costs) for income tax purposes only and the utilization of a portion of the available NOLs to offset estimated fiscal 2008 taxable income. As a result of this election, NOLs of approximately $15 million were converted for tax purposes into an intangible asset that results in future tax amortization. The elected change results in no material impact on previously reported operating results. In addition, as a result of the election, the estimated current tax liability for the year ended March 31, 2007 increased, and a deferred tax asset is recognized for financial reporting purposes.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal 2008. The Company has determined that no adjustments for unrecognized tax benefits are necessary as a result of the adoption of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has not been a subject of an IRS examination. The Company’s federal statute of limitations has expired for years prior to 2003.

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

OVERVIEW

The first quarter of fiscal 2008, ended June 30, 2007, represents 25 quarters of successive sales revenue growth. During the first quarter of fiscal 2008, we recorded net sales of $35.4 million compared to $24.8 million during the corresponding period of fiscal 2007. We incurred $3.3 million in R&D expense during the first quarter of fiscal 2008, ended June 30, 2007, as compared to $6.1 million during the corresponding period of fiscal 2007. There were no non-cash R&D expenses in the first quarter of fiscal 2008, whereas R&D expenses included $4.4 million in non-cash R&D expenses for the first quarter of fiscal 2007. The non–cash R&D expenses consist of technology transfer cost as each product transferred earns 544,000 preference shares as per the terms of technology transfer agreement once it passes its biostudy. 23 out of 25 products have already been transferred under the agreement. We generated cash from operations of $1.4 million during the first quarter of fiscal 2008, ended June 30, 2007, as compared to $6.8 million during the corresponding period of fiscal 2007. The lower cash results were primarily due to higher inventories to support higher sales, higher accounts receivable due to timing of sales and associated chargebacks, and higher prepaids and deposits. We earned a net pre-tax income of $9.6 million during the first quarter of fiscal 2008, ended June 30, 2007, as compared to a net pre-tax income of $5.0 million during the corresponding period of fiscal 2007. This was primarily due to lower non-cash R&D expenses for the period. During the first quarter of fiscal 2008, ended June 30, 2007, we provided a net income tax provision of $1.1 million. There was no such provision or benefit for the corresponding period of fiscal 2007. During the first quarter of fiscal 2008, ended June 30, 2007, we earned a net income of $8.5 million, as compared to a net income of $5.0 million during the corresponding period of fiscal 2007. At June 30, 2007, we had stockholders’ equity of $104.2 million as compared to stockholders’ equity of $95.2 million at March 31, 2007.

FDA COMPLIANCE

The Company believes that we remain substantially cGMP compliant. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance and outcome in quality. This support is derived from the improvement of systems, training on risk management, improvement on our corrective and preventative actions, (CAPA) and cGMPs, while adding the appropriate level of personnel to support our growth. During fiscal 2007, in addition to our own internal audits, we have retained outside companies to audit both our laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits will continue and increase in fiscal 2008. These audits are based on a historical look back and offer improvements based on the Company’s future requirements. It also includes follow up on the recommendations made by the FDA both from their inspections and areas they advise on regularly throughout the year.

We remain extremely pro-active in regards to growing our business appropriately. During the last year, the analytical staff was more than doubled to approximately 64 employees, thereby enabling the laboratory to better cope with a significantly increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance.

First Quarter Fiscal 2008 Compared to First Quarter Fiscal 2007

Net Sales. Net sales for the first quarter of fiscal 2008 was $35.4 million compared to $24.8 million for the corresponding period of fiscal 2007, reflecting an increase of 43%. The increase is mainly due to newer products of both Caraco and of Sun Pharma gaining market share and also due to increased market share of existing products to new and existing customers. Currently, we manufacture and market all except two of the approved products. The sales mix amongst various products is more diversified now as sales of four products accounted for approximately 53% of net sales for the first quarter of fiscal 2008 as compared to sales of four products accounting for approximately 73% of net sales during corresponding period of fiscal 2007.

Gross Profit. We earned gross profit of $15.9 million during the first quarter of fiscal 2008 as compared to gross profit of $13.0 million during the corresponding period of fiscal 2007, reflecting an increase of 22%. The increase in gross profit was primarily due to higher sales, partially offset by the change in sales mix to distributed products versus manufactured products and price erosion.

The gross profit margin for the first quarter of fiscal 2008 decreased to 45% as compared to 53% during the corresponding period of fiscal 2007. The decrease was primarily due to increased sales of distributed products and the weight of the associated lower margins and the impact on the overall margin. Net sales for distributed products was $7.0 million for first quarter of fiscal 2008. The gross profit margin on distributed products sold was 23%. The net sales for manufactured products were $28.4 million for the period. The gross profit margin for manufactured products was 50%, which remains consistent with the results of manufacturing margins for fiscal 2007. Gross profit results will continue to include various factors like changes in product sales mix, the balance of product sold to the various class of trade partially offset by price erosion.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of fiscal 2008 were $3.4 million compared to $2.1 million during the corresponding period of fiscal 2007, representing an increase of 62%. The increase was mainly due to higher marketing and administrative increases relative to the increase in sales along with an additional one time marketing charge for a product. Selling, general and administrative expenses, as a precentage of net sales were 10%, excluding the one-time charge it would have been 8% for the first quarter of fiscal 2008, as compared to 9% for the corresponding period of fiscal 2007.

Research and Development Expenses. Total R&D expenses for the first quarter of fiscal 2008 were $3.3 million as compared to $6.1 million during the corresponding period of fiscal 2007. Actual cash research and development expenses were $3.3 million during the first quarter of fiscal 2008 compared to $1.7 million during the corresponding period of fiscal 2007. We did not incur any non-cash research and development expenses (technology transfer cost) during the first quarter of fiscal 2008, as compared to $4.4 million during the corresponding period of fiscal 2007. Each product transfer earns 544,000 shares of preferred stock. The cash R&D expenses during the first quarter of fiscal 2008 were higher compared to those during the corresponding period of fiscal 2007 due to increased R&D activity.

Other Income. We earned other income of $0.5 million during the first quarter of fiscal 2008 as compared to $0.2 million during corresponding period of fiscal 2007, consisting of interest income which is reflective of an increase in cash balances between the two periods.

Net Income Tax Provisions. We recorded a net income tax provision of $1.1 million during the first quarter of fiscal 2008. There was no such provision or benefit recorded for the corresponding period of fiscal 2007. As the Company has been profitable over the past few quarters, substantially all of the NOLs have been utilized and thus the Company is expected to pay income taxes on current profits. Also, see discussion under “Income Taxes” above.

Results of Operations. We earned a net pre-tax income of $9.6 million during the first quarter of fiscal 2008, as compared to a net pre-tax income of $5.0 million during the corresponding period of fiscal 2007. We earned net income of $8.5 million in the first quarter of fiscal 2008 as compared to net income of $5.0 million during the corresponding period of fiscal 2007.

Liquidity and Capital Resources

We generated cash from operations of $1.4 million during the first quarter of fiscal 2008 as compared to $6.8 million during the corresponding period of fiscal 2007. Accounts receivable increased by $4.9 million to $31 million during the first quarter of fiscal 2008 as compared to $26.1 million at the end of fiscal 2007 due to higher net sales and sales timing. The lower cash results were primarily due to higher prepaids due to a marked increase in a contractual deposit with a customer relative to the growth in business with that customer, and the additional investment in inventory along with the higher accounts receivable. Inventory level is equivalent to 89 days sales on hand as compared to105 days for the relative period of fiscal 2007, and accounts receivable is 79 days sales outstanding verse 84 days for the relative period of fiscal 2007.

At June 30, 2007 we had working capital of $79.9 million compared to working capital of $76.2 million at March 31, 2007. The increase in working capital in fiscal 2008 is due to an increase in accounts receivable and inventory balances resulting from higher sales volumes, and also an increase in prepaids due to an increase in a contractual deposit with a customer partially offset by higher current liabilities. Additionally we have available the $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years.

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

Currently, we have 27 ANDAs pending approval at the FDA (including three tentative approvals) or 19 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products have also picked up momentum and this should permit us to grow at the level of our guidance as provided below. We now have eight products, Metformin, Metoprolol, Tramadol, Salsalate, Tramadol with Acetaminophen, Clonazepam, Mirtazapine and Tizanidine, whose market share is ranked third or higher against the same products of our generic competitors. Based on current trends, we believe we will achieve 30% growth in sales for fiscal 2008, compared to fiscal 2007.

Although gross profit margins may come down over time due to price erosion and the change in sales mix to distibuted products versus manufacturing products we are confident that our sales growth, expanding product portfolio and successful execution of our business plan will offset any long-term net impact. However, should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, expansion of our customer base, improved productivity, and better cost absorption of operational overheads, cost reductions and increased development plans.

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

The Company intends to aggressively move forward with the development of new products. We believe that Sun Pharma is a partner with a proven track record; and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 66% (approximately 75% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties both domestically and abroad that will complement the Sun Pharma development pipeline.

During Fiscal 2007, the Company entered into three definitive agreements with different companies to develop four additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product only milestone payments in cash without any obligation to share profits in the future. Subsequent to the end of first quarter of fiscal 2008, we have signed another definitive agreement for another product bringing the total to five products being developed by unaffiliated third party developers.

We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own product development. In order to improve the amount of filings during the fiscal 2008, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed 19 ANDAs in fiscal 2007, or 11 products. In the first quarter of fiscal 2008 we have not filed any ANDAs with the FDA.

As previously mentioned, we have entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we have begun marketing a number of these products which are categorized as distributed products. While increased distributed products may lower our gross profit margins, this agreement will provide for an alternate stream of products that will complement our internal research and development, our outsourced development and our current technology agreement with Sun Pharma, providing four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s plans for Fiscal 2008 include:

•	Continued focus and improvement on FDA compliance.

•	Increased pace of research and development activities, with a view to increase the number of ANDA filings.

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected short and long-term growth while improving quality.

•	Build or lease new facilities to meet the increased demand for production and warehousing in short and long term.

•	Increased market share for certain existing products and recently introduced products

•	Enhanced customer reach and satisfaction.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

•	Increase revenue and cash by marketing ANDAs owned by Sun Pharma.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings if necessary.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first quarter of fiscal 2008, 544,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 544,000 shares of Caraco common stock and issued to Sun Global.

During the first quarter of fiscal 2008, 15,000 shares of common stock were issued to a former officer and director of Caraco pursuant to the submission of a prior claim to arbitration under which the parties agreed that the officer and director would receive a minimum of 15,000 shares. As disclosed in previous filings on April 20, 2006 the arbitrator entered a determination of no cause of action against such former officer and director and in favor of Caraco, capping Caraco’s liability to the director at 15,000 shares.

All shares of Caraco common stock issued by the Company as set forth above were issued pursuant to exemptions from registration under Section 4 (2) of the Securities Acton of 1933.

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

CARACO PHARMACEUTICAL
LABORATORIES, LTD.

Date: July 19, 2007	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: July 19, 2007	By:	/s/ Mukul Rathi

Mukul Rathi
Interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.