Form 10-Q
period 2007-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2007-10-25
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

As of October 23, 2007 the registrant had 29,822,094 shares of common stock issued and outstanding.

1

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	SEPTEMBER 30, 2007	MARCH 31, 2007

	UNAUDITED	AUDITED

ASSETS

Current assets
Cash and cash equivalents	$33,170,366	$33,897,622
Accounts receivable, net	43,876,747	26,125,146
Inventories	35,608,569	31,943,297
Prepaid expenses and deposits	6,152,494	3,473,340
Net deferred tax assets	522,443	—

Total current assets	119,330,619	95,439,405

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	12,717,436	12,448,221
Equipment	16,980,008	15,292,499
Furniture and fixtures	1,036,899	992,013

Total	31,709,654	29,708,044
Less accumulated depreciation	11,757,167	10,678,157

Net property, plant and equipment	19,952,487	19,029,887

Deferred income taxes	8,609,300	—

Total assets	$147,892,406	$114,469,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$4,989,463	$3,350,024
Accounts payable, Sun Pharma	17,952,648	12,143,157
Accrued expenses	2,296,839	3,782,702
Income taxes payable	8,249,070	—

Total liabilities (all current)	33,488,020	19,275,883

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 9,792,000 shares (September 30, 2007) 10,880,000 shares (March 31, 2007)	68,674,560	73,585,520
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 29,820,094 shares (September 30, 2007) 28,102,394 shares (March 31, 2007)	66,815,317	55,970,097
Additional paid in capital	3,005,108	2,864,522
Accumulated deficit	(24,090,599)	(37,226,730)

Total stockholders’ equity	114,404,386	95,193,409

Total liabilities and stockholders’ equity	$147,892,406	$114,469,292

See accompanying notes
2

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF INCOME

	Six Months ended September 30,		Quarter ended September 30,

	2007	2006	2007	2006

	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

Net sales	$76,754,883	$53,031,116	$41,354,567	$28,279,969
Cost of goods sold	42,871,307	25,788,987	23,338,768	14,045,813

Gross profit	33,883,576	27,242,129	18,015,799	14,234,156

Selling, general and administrative expenses	6,436,725	4,502,861	3,034,058	2,386,421
Research and development costs - affiliate	5,440,000	11,761,280	5,440,000	7,382,080
Research and development costs - other	8,389,210	4,043,476	5,103,723	2,346,316

Operating income	13,617,641	6,934,512	4,438,018	2,119,339

Other income
Interest expense	—	(28,194)	—	(28,194)
Interest income	886,455	350,247	419,162	219,327
Other income	—	39,889	—	58

Other income	886,455	361,942	419,162	191,191

Net income before income taxes	14,504,096	7,296,454	4,857,180	2,310,530
Income taxes	1,367,966	—	236,265	—

Net income	$13,136,130	$7,296,454	$4,620,915	$2,310,530

Net income per common share
Basic	0.46	0.28	0.16	0.09
Diluted	0.34	0.19	0.12	0.06

See accompanying notes
3

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Six Month ended September 30,

	2007	2006

	UNAUDITED	UNAUDITED
Cash flows from operating activities
Net income	$13,136,130	$7,296,454
Adjustments to reconcile net income to net cash flow from operating activities
Depreciation	1,079,010	915,211
Capital stock issued or to be issued to affiliate in exchange for product formula	5,440,000	11,761,280
Stock option expense	140,586	—
Stock grant expense	357,750	—
Common stock issued to former officer & director for settlement	115,950	—
Net deferred income taxes	(9,131,743)	—
Changes in operating assets and liabilities which (used) / provided cash:
Accounts receivable	(17,751,601)	(3,242,100)
Inventories	(3,665,272)	(4,226,308)
Prepaid expenses and deposits	(2,679,154)	479,656
Accounts payable	7,448,930	1,352,871
Accrued expenses	(1,485,863)	(26,586)
Income taxes payable	8,249,070	—

Net cash provided by operating activities	1,253,793	14,310,478

Cash flows from investing activities
Purchases of property, plant and equipment	(2,001,609)	(4,503,250)

Net cash used in investing activities	(2,001,609)	(4,503,250)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	—	5,000,000.00
Repayments of loans payable to financial institutions	—	(5,000,000.00)
Proceeds from exercise of stock options	20,560	16,640

Net cash provided by financing activities	20,560	16,640

Net increase/(decrease) in cash and cash equivalents	(727,256)	9,823,868
Cash and cash equivalents, beginning of period	33,897,622	11,924,245

Cash and cash equivalents, end of period	$33,170,366	$21,748,113

See accompanying notes
4

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK
					ADDITIONAL		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY

Balances at April 1, 2007	10,880,000	$73,585,520	28,102,394	$55,970,097	$2,864,522	$(37,226,730)	$95,193,409

Issuances of preferred stock to affiliate in exchange for product technology transfers	544,000	5,440,000					5,440,000

Conversion of preferred stock into common stock	(1,632,000)	(10,350,960)	1,632,000	10,350,960			—

Common stock options exercised			25,700	20,560			20,560

Common stock issued to former director & officer			15,000	115,950			115,950

Stock options expensed					140,586		140,586

Stock grants			45,000	357,750			357,750

Net Income						13,136,131	13,136,131

Balances at September 30, 2007	9,792,000	$68,674,560	29,820,094	$66,815,317	$3,005,108	$(24,090,599)	$114,404,386

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

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as of and for the year ended March 31, 2007 of Caraco Pharmaceutical Laboratories, Ltd.(“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).

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

Our present product portfolio includes 42 prescription products in 89 strengths in various package sizes. These include both Caraco manufactured products as well as products we distribute for Sun Pharmaceutical Industries Limited (“ Sun Pharma”) The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our funding has been from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. Sun Pharma owns approximately 68% of the outstanding shares of the Company (approximately 76% including the convertible Series B Preferred Stock), (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.             CURRENT STATUS OF THE CORPORATION

During the second quarter and first six months of our current fiscal year (“fiscal 2008”), we recorded net sales of $41.4 million and $76.8 million, respectively, compared to $28.3 million and $53.0 million during the corresponding periods of fiscal 2007. We incurred $10.5 million and $13.8 million, respectively, in R&D expense during the second quarter and first six months of fiscal 2008, as compared to $9.7 million and $15.8 million during the corresponding periods of fiscal 2007. This included $5.4 million in both the second quarter and first six months of fiscal 2007 in non-cash R&D expense, as compared to $7.4 million and $11.8 million during the corresponding periods of fiscal 2007. We generated cash from operations of $1.3 million during the first six months of fiscal 2008, as compared to $14.3 million during the corresponding period of fiscal 2007. We earned a net pre-tax income of $4.9 million and $14.5 million during the second quarter and first six months of fiscal 2008, as compared to a net pre-tax income of $2.3 million and $7.3 million during the corresponding periods of fiscal 2007. During the second quarter and first six months of fiscal 2008, we provided a net income tax provision of $0.2 million and $1.4 million, respectively. There was no such provision for the corresponding periods of fiscal 2007. We earned net income of $4.6 million and $13.1 million during the second quarter and first six months of fiscal 2008, as compared to net income of $2.3 million and $7.3 million during the corresponding periods of fiscal 2007. At September 30, 2007, we had stockholders’ equity of $114.4 million, as compared to stockholders’ equity of $95.2 million at March 31, 2007. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through September 30, 2007, all products out of the 25 products to be transferred to us by Sun Global. Of these, 24 products passed their bio-equivalency studies as of September 30, 2007. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

We filed two Abbreviated New Drug Applications (“ANDAs”) relating to one product with the FDA during the first six months of fiscal 2008. We have received FDA approval for eight ANDAs relating to seven products and FDA tentative approval for four ANDAs during fiscal 2008. This brings our total number of ANDAs pending approval by the FDA to 25 (including four tentative approvals) relating to 17 products.

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

The basic and diluted weighted average numbers of common shares outstanding for the second quarter of fiscal 2008 were 28,739,315 and 38,640,844, respectively, and were 28,739,315 and 38,483,864, respectively, for the first six months of fiscal 2008. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the second quarter of fiscal 2007 were 26,429,040 and 39,106,236, respectively, and were 26,429,040 and 38,463,119, respectively, for the first six months of fiscal 2007.

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

The products agreement was amended by an Independent Committee, comprised of three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected, 24 of which passed bio-equivalency studies through September 30, 2007. See “Item - 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Future Outlook”.

During the first quarter of 2004, Sun Pharma acquired 3,452,291 additional shares of common stock and 1,679,066 stock options from two former directors and a significant shareholder. Sun exercised these stock options during the fourth quarter of 2004.

Sun Pharma and its subsidiaries supply the Corporation with certain raw materials and formulations, assist in acquiring machinery and equipment to enhance production capacities, and from time to time provide qualified technical professionals who work as Caraco employees. Also, four of the nine directors of Caraco are, or were, affiliated with Sun Pharma. Further, Sun Pharma and its affiliates may use Caraco as a contract manufacturer and/or distributor of their products. In December 2004, Caraco entered into an agreement for two such products.

 In fiscal 2007, the Company entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Independent Committee. Under the agreement, the Company purchases selected product formulations offered from Sun Pharma and markets and distributes the same as part of our current product offerings in the U.S., its territories and possessions, including Puerto Rico.

The net sales from products selected under this agreement were $5.8 million and $11.9 million during the second quarter and first six months of fiscal 2008, respectively.

On March 31, 2007, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. Further on May 23, 2007 and on August 28, 2007, Sun Global converted 544,000 shares and 1,088,000 shares, respectively, of Series B Preferred Stock into 544,000 shares and 1,088,000 shares of Common Stock.

Sun Pharma has established Research and Development Centers in Mumbai and Vadodara, India, where the development work for products is performed.

While management has a basis to reasonably believe that Sun Pharma’s substantial investment in Caraco provides Sun Pharma with sufficient economic incentive to continue to assist Caraco in developing its business, and though Sun Pharma has expressed its intent to continue to support Caraco’s operations in the near term, as it has done in the past, there can be no assurance that such support will, in fact, continue.

In addition to its substantial relationship with Sun Pharma as described above, the Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation’s ability to market its products at reasonable profit margins. In addition to maintaining profitable operations, the ongoing success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its ANDAs, and develop new products.

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

For the second quarter and first six months of fiscal 2008, the Company has recognized expense amounting to $69,104 and $140,586, respectively, related to share-based compensation. As of September 30, 2007, total unrecognized compensation cost related to stock options granted was $536,420. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three to five years.

Stock options to purchase 40,000 shares of common stock were granted on August 9, 2007 to the CEO of the Corporation. In addition, the Company granted options to purchase 1,500 shares of common stock to each of two independent directors upon the anniversary date of their appointment. Stock options to purchase 3,000 shares were granted to a new employee during the first six months of fiscal 2008. All options vest in the amount of 1/3rd on every anniversary following the date of grant.

8.             COMMON STOCK ISSUANCES

We issued 25,700 shares and 20,800 shares of common stock to our employees upon exercise of their stock options during the first six months of fiscal 2008 and first six months of fiscal 2007, respectively.

During the first six months of fiscal 2008, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

During the first six months of fiscal 2008, 15,000 shares of common stock were issued to a former officer and director. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

During the first six months of fiscal 2008, 45,000 shares of common stock were issued to the CEO of the Corporation in accordance with the terms of his Employment agreement with the Corporation. 15,000 shares of this allotment will vest in the next fiscal year.

9.             PREFERRED STOCK ISSUANCES

We issued 544,000 shares and 1,632,000 shares of preferred stock to Sun Global during the first six months of fiscal 2008 and fiscal 2007, respectively. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

10.           SALES AND CUSTOMERS

Our Company effectively executed its operating plan during the second quarter and first six months of fiscal 2008. The organization continues to be strengthened to meet the demands of a competitive US generic pharmaceutical market, while providing additional support for our future growth and reducing costs where possible.

As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers such as Amerisource-Bergen Corporation, Cardinal Health and/or McKesson Corporation, which provide a service to supplement our direct relationship with our customers, or act as an intermediary to service the customers directly in lieu of direct shipments from our Company. Collectively, for the first six months of fiscal 2008, these wholesale accounts equate to 60% of our net sales, as compared to 53% of our net sales for the first six months of fiscal 2007. These net sales include sales for various customers of ours that have underlying direct contracts with our Company that are facilitated through our wholesale customers. No other single customer represented more than 10% of our net sales during the relevant periods.

Certain of the Corporation’s customers purchase their products through designated wholesalers, who act as an intermediary distribution channel for the Corporation’s products. One such customer, the Veterans Administration, an agency of the United States Government, entered into a sales contract with the Corporation effective August 5, 2002, to purchase a minimum of $13 million of product per year over a one year base contract period that ended June 30, 2003. The contract had four one-year option periods, the last of which was exercised in August 2006. Though the contract expired in August 2007, we continue to do business with the Veterans Administration for this product and others.

11.           LINE OF CREDIT

The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2007. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 17, 2007. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 5.98% and 6.75%, respectively at September 30, 2007.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at September 30, 2007. There are no borrowings under this Credit Agreement as at September 30, 2007.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey. A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan. Both complaints allege, inter alia, that Sun Pharmaceutical Industries Ltd.’s (“Sun’s”) filing of ANDA 78-359, seeking approval to market its generic version of Schering’s Clarinex® drug product, infringed Schering’s U.S. Patent No. 6,100,274 (“the ’274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ’274 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. The ANDA filed by Sun contains a Paragraph IV certification challenging the ’274 patent. Sun believes that the ’274 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun believes it is first to file a Paragraph IV certification for this drug product and both Sun and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

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

As previously disclosed, on July 10, 2006, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and H. Lundbeck A/S (collectively, “Forest”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Forest’s Lexapro® (escitalopram oxalate) drug product infringed Forest’s Patent No. Re. 34,712, which is set to expire on September 13, 2011 (extended to March 14, 2012 based upon a six month pediatric exclusivity). Forest seeks an order from the court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contained Paragraph IV Certifications challenging Forest’s Patent Nos. Re. 34,712 (“‘712 patent”) and 6,916,941 (“’941 patent”). The Company believes that the ‘712 patent and ’941 patent are invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Forest’s suit alleges only that Caraco infringes the ‘712 patent, which the Company intends to vigorously defend.

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

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007, and that appeal is currently pending in the U.S. Court of Appeals for the Federal Circuit. On September 5, 2007, in a related case involving one of the same patents that Forest asserted against Caraco, the Federal Circuit recently affirmed a finding of patent validity.

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

13.           INVENTORIES

Inventories consist of the following amounts:

	September 30, 2007	March 31, 2007

Raw materials	$10,958,377	$10,443,715
Goods in transit	5,277,839	4,972,668
Work in process	5,440,130	3,717,911
Finished goods	13,932,223	12,809,003

Total	$35,608,569	$31,943,297

14. INCOME TAXES The provision for income tax is as follows for the six months ended September 30, 2007:

Current	$10,499,709
Deferred	(9,131,743)

Total	$1,367,966

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the six months ended September 30, 2007, are as follows:

Provision for income taxes at federal statutory rate	$4,934,752
Change in valuation allowance	(2,862,422)
Other	(704,364)

Income taxes	$1,367,966

Deferred taxes consist of the following:

	September 30, 2007	March 31, 2007

Deferred tax assets:
Net operating loss carryforwards	$1,162,263	$6,354,984
Intangibles	27,199,567	398,886
Other	522,443	1,343,139

Total deferred tax assets	$28,884,273	$8,097,009

Deferred tax liabilities:
Intangibles	$15,012,217	—
Depreciation	640,313	$595,528

Total deferred tax liabilities	$15,652,530	$595,528

Net deferred tax assets before valuation allowance	$13,231,743	$7,501,481
Valuation allowance	4,100,000	6,962,422

Net deferred tax assets	$9,131,743	$539,059

REVIEW REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of September 30, 2007 and the related statements of income for the three and six months ended September 30, 2007 and 2006, the statement of stockholder’s equity for the six months ended September 30, 2007, and the statements of cash flows for the six months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Grand Rapids, Michigan
October 23, 2007

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

Product returns and other allowances

In the pharmaceutical industry, customers are normally granted the right to return product for credit if the product has not been used prior to its expiration date. Our return policy typically allows product returns for products within a twelve month window from six months prior to the expiration date and up to six months after the expiration date. We estimate the level of sale, what will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience, if necessary. The primary factors we consider in estimating our potential product returns include shelf life of expiration date of each product and historical levels of expired product returns. In case we become aware of any returns due to product related issues, such information from the customers is used to estimate an additional reserve. The amount of actual product return could be either higher or lower than the amounts we accrued. Changes in our estimates, if any, would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact on our financial statements.

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

Gross Sales and Related Reserves

Our gross sales for the second quarter and first six months of fiscal 2008 were $108.6 million and $192.1 million, respectively, as compared to $73.9 million and $138.2 million for the corresponding periods of fiscal 2007. Chargebacks, returns, discounts and other customary customer deductions and other sales costs constituted approximately 62% and 60% for the second quarter and first six months of fiscal 2008, as compared to 62% for both of the corresponding periods of fiscal 2007. Net sales for the second quarter and first six months of fiscal 2008 were $41.4 million and $76.8 million, respectively, as compared to $28.3 million and $53.0 million for the corresponding periods of fiscal 2007. The primary cause of the decrease in the sales allowances by almost 2% between the six month periods is the impact of change in wholesale acquisition (WAC) price during the period on certain products and also some change in the mix of customers and products we sell.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during fiscal 2007 and the first six months of fiscal 2008.

($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period

		Current Period	Prior Period

For all of fiscal 2007
Chargebacks & shelf stock adjustments	$11,467	$190,586	-0-	$169,415	$32,638
Returns and other allowances	1,500	9,000	-0-	6,748	3,752
Doubtful Accounts	100	-0-	-0-	-0-	100

For first six months of fiscal 2008
Chargebacks & shelf stock adjustments	$32,638	$110,385	-0-	$119,513	$23,510
Returns and other allowances	3,752	4,939	-0-	4,947	3,744
Doubtful Accounts	100	-0-	-0-	-0-	100

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have net deferred tax assets of $13.2 million and $7.5 million at September 30, 2007 and March 31, 2007, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a net federal tax provision of $0.2 million and $1.4 million during the second quarter and first six months of fiscal 2008, respectively. No such provision was recorded for the corresponding period of fiscal 2007. We have provided a valuation allowance of $4.1 million as of September 30, 2007, as compared to a valuation allowance of $7.0 million as of March 31, 2007. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company is unable to conclude that it is more likely than not that it will realize the benefit of some of these temporary differences. As of September 30, 2007, we had federal net operating loss carryforwards (“NOLs”) of approximately $3.4 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce taxable income and will expire between 2008 and 2012. The decrease in the NOLs from March 31, 2007 to September 30, 2007 is due to a Company elected change in the first quarter of fiscal 2008 in the amortization of certain intangibles (primarily technology transfer costs) for income tax purposes only and the utilization of a portion of the available NOLs to offset estimated fiscal 2008 taxable income. As a result of this election, NOLs of approximately $15 million were converted for tax purposes into an intangible asset that results in future tax amortization. The elected change results in no material impact on previously reported operating results. In addition, as a result of the election, the estimated current tax liability for the year ended March 31, 2007 increased, and a deferred tax asset is recognized for financial reporting purposes.

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

OVERVIEW

The second quarter of fiscal 2008, ended September 30, 2007, represents 26 quarters of successive sales revenue growth. During the second quarter and first six months of fiscal 2008, we recorded net sales of $41.4 million and $76.8 million, respectively, as compared to $28.3 million and $53 million during the corresponding periods of fiscal 2007. We incurred $10.5 million and $13.8 million in R&D expense during the second quarter and first six months of fiscal 2008, respectively, as compared to $9.7 million and $15.8 million during the corresponding periods of fiscal 2007. These include $5.4 million for second quarter and first six months of fiscal 2008 in non-cash R&D expenses, as compared to $7.4 million and $11.8 million, respectively, for the corresponding periods of fiscal 2007. The non–cash R&D expenses consist of technology transfer costs associated with Sun Global earning 544,000 preferred shares for each product transferred that has passed its bio-equivalency study, as per the terms of the technology transfer agreement. All 25 products haves been selected and 24 of them have already passed their bio-equivalency studies. We generated cash from operations of $1.3 million during the six months of fiscal 2008, as compared to $14.3 million during the corresponding period of fiscal 2007. The lower cash results were primarily due to higher inventories to support higher sales, higher accounts receivable due to timing of sales in the period and associated chargebacks, customer mix with longer terms combined with significant growth over the previous quarter’s sales, and higher prepaids and deposits. We earned a net pre-tax income of $4.9 million and $14.5 million during the second quarter and first six months of fiscal 2008, respectively, as compared to a net pre-tax income of $2.3 and $7.3 million during the corresponding periods of fiscal 2007. This was primarily due to lower non-cash R&D expenses for the period. During the second quarter and first six months of fiscal 2008, we provided a net income tax provision of $0.2 million and $1.4 million respectively. There was no such provision for the corresponding periods of fiscal 2007. During the second quarter and first six months of fiscal 2008, we earned a net income of $4.6 million and $13.1 million, respectively, as compared to a net income of $2.3 million and $7.3 million during the corresponding periods of fiscal 2007. At September 30, 2007, we had stockholders’ equity of $114.4 million as compared to stockholders’ equity of $95.2 million at March 31, 2007.

FDA COMPLIANCE

The FDA completed an inspection in August 2007, which was a follow-up to its earlier observations provided to the Company when it completed an inspection of the premises in June 2006, and the subsequent responses given by the Company. The FDA provided an observation on FDA Form 483. The Company has responded accordingly, and we believe that we remain substantially cGMP compliant. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance and outcome in quality. This support is derived from the improvement of systems, training on risk management, continual improvement on our corrective and preventative actions, (CAPA) and cGMPs, while adding the appropriate level of personnel and equipment to support our growth. During fiscal 2007, in addition to our own internal audits, we have retained outside companies to audit both our laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits will continue and increase in fiscal 2008. These audits are based on a historical look back and offer improvements based on the Company’s future requirements. It also includes follow up on the recommendations made by the FDA both from their inspections and areas they advise the industry on regularly throughout the year.

We remain extremely pro-active in regards to growing our business appropriately. During fiscal 2007, the analytical staff was more than doubled, and is currently at approximately 65 employees, thereby enabling the laboratory to better cope with a significantly increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance.

Second Quarter and First Six Months Fiscal 2008  Compared to Second Quarter and First Six Months Fiscal 2007

Net Sales.  Net sales for the second quarter and first six months of fiscal 2008 were $41.4 million and $76.8 million, respectively, as compared to $28.3 million and $53.0 million for the corresponding periods of fiscal 2007, reflecting an increase of 46% and 45%, respectively. The increase is mainly due to newer products, consisting of both Caraco and of Sun Pharma ANDAs launched in the market, and increased market share of current products to new and existing customers. Currently, we manufacture and market all except two of the approved products. The sales mix amongst various products is more diversified now as sales of four products accounted for approximately 56% and 53% of net sales for the second quarter and first six months of fiscal 2008, respectively, as compared to sales of four products accounting for approximately 74% and 73% of net sales during corresponding periods of fiscal 2007.

Gross Profit.  We earned gross profit of $18.0 million and $33.9 million during the second quarter and first six months of fiscal 2008, respectively, as compared to gross profit of $14.2 million and $27.2 million during the corresponding periods of fiscal 2007, reflecting an increase of 27% and 25%, respectively. The increase in gross profit was primarily due to higher sales, partially offset by the change in sales mix and the weight of distributed products versus manufactured products and price erosion.

The gross profit margin for both the second quarter and first six months of fiscal 2008 decreased to 44% weighted with both distribution and manufactured margin products, as compared to 50% and 51% with only manufactured margin products during the corresponding periods of fiscal 2007. The decrease was primarily due to increased sales of distributed products and the weight of the associated lower margins versus the manufactured products margin which had an impact on the overall margin. Net sales for distributed products were $6.4million and $13.4 million for second quarter and first six months of fiscal 2008, respectively. The gross profit margin on distributed products sold was 17% and 20% for the respective periods. The net sales for manufactured products were $34.9 million and $63.3 million for the second quarter and first six months of fiscal 2008, respectively. The gross profit margin for manufactured products was 48% and 49% for the respective periods, as compared to 50% for fiscal 2007. We believe the manufactured margins remain fairly stable considering various factors such as changes in product sales mix, the balance of product sold to the various class of trade and continued price erosion and we expect that distribution margins will normalize in the mid teens as a percentage. We can not determine the mix of distributed product sales versus manufactured product sales in any given future period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the second quarter and first six months of fiscal 2008 were $3.0 million and $6.4 million, respectively, as compared to $2.4 million and $4.5 million during the corresponding periods of fiscal 2007, representing an increase of 25% and 42% in respective periods. The increase was mainly due to higher marketing and administrative increases relative to the increase in sales. Selling, general and administrative expenses, as a percentage of net sales were 8%, for the first six months of fiscal 2008, consistent with 8% for the corresponding period of fiscal 2007.

Research and Development Expenses. Total R&D expenses for the second quarter and first six months of fiscal 2008 were $10.5 million and $13.8 million, respectively, as compared to $9.7 million and $15.8 million during the corresponding periods of fiscal 2007. Actual cash research and development expenses were $5.1 million and $8.4 million during the second quarter and first six months of fiscal 2008, respectively, as compared to $2.3 million and $4.0 million during the corresponding periods of fiscal 2007. We incurred non-cash research and development expenses (technology transfer cost) of $5.4 million for one product transfer during the second quarter and fist six months of fiscal 2008, as compared to $7.4 million and $11.8 million for two and three product transfers during the corresponding periods of fiscal 2007. Each product transfer earns 544,000 shares of preferred stock. The cash R&D expenses during the second quarter and first six months of fiscal 2008 were higher compared to those during the corresponding periods of fiscal 2007 due to increased R&D activity including milestone payments for outside development, increased patent related expenses and increases in other expenses in an effort to file more products with the FDA.

Other Income.  We earned other income of $0.4 million and $0.9 million during the second quarter and first six months of fiscal 2008, respectively, as compared to $0.2 million and $0.4 million during corresponding periods of fiscal 2007, consisting of interest income which is reflective of an increase in average cash balances between the two periods.

Net Income Tax Provisions. We recorded a net income tax provision of $0.2 million and $1.4 million during the second quarter and first six months of fiscal 2008, respectively. There was no such provision recorded for the corresponding periods of fiscal 2007. As the Company has been profitable over the past few quarters, substantially all of the NOLs have been utilized and thus the Company is expected to pay income taxes on current profits. Also see discussion under “Income Taxes” above.

Results of Operations. We earned a net pre-tax income of $4.9 million and $14.5 million during the second quarter and first six months of fiscal 2008, respectively, as compared to a net pre-tax income of $2.3 million and $7.3 million during the corresponding periods of fiscal 2007. We earned net income of $4.6 million and $13.1 million in the second quarter and first six months of fiscal 2008, respectively, as compared to net income of $2.3 million and $7.3 million during the corresponding periods of fiscal 2007.

Liquidity and Capital Resources

We generated cash from operations of $1.3 million during the first six months of fiscal 2008 as compared to $14.3 million during the corresponding period of fiscal 2007. Accounts receivable increased by $17.8 million to $43.9 million during the first six months of fiscal 2008, as compared to $26.1 million at the end of fiscal 2007 due to higher net sales, higher sales to customers later in the period and change in sales mix to certain customers with longer credit terms which primarily created an additional 13 days sales outstanding. The lower cash results were also due to higher prepaids due to a marked increase in a contractual deposit with a customer relative to the growth in business with that customer, and the additional investment in inventory. There has been cash outflow due to payment of federal income taxes of $2.2 million as a result of a change in the Company’s tax position. See discussion under “Income Taxes” above Inventory level is equivalent to 79 days sales on hand as compared to 105 days for the relative period of fiscal 2007, and accounts receivable is 98 days sales outstanding (DSO) versus 78 days for the relative period of fiscal 2007.

At September 30, 2007, we had working capital of $85.8 million, as compared to working capital of $76.2 million at March 31, 2007. The increase in working capital in fiscal 2008 is due to an increase in accounts receivable and inventory balances resulting from higher sales volumes, and also an increase in prepaids due to an increase in contractual deposit with a customer, partially offset by higher current liabilities. Additionally, we have available the $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years. The Company currently remains free of debt.

Future Outlook

We continue to believe the competitive environment we find ourselves in is conducive to our success. Due to our size and management structure, we believe that we are able to move swiftly and effectively. We are disciplined and have the aptitude to execute our plan. We believe we remain substantially compliant with cGMP. We continue to invest in improved systems, training and personnel in quality assurance, quality control and manufacturing to improve our overall performance in quality.

Currently, we have 25 ANDAs pending approval at the FDA (including four tentative approvals) relating to 17 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products have also picked up momentum and this should permit us to grow at the level of our guidance as provided below. We now have fifteen products, whose market share is ranked third or higher against the same products of our generic competitors where there are more than three competitors. Based on current trends, we believe we will achieve 30% growth in sales for fiscal 2008 compared to fiscal 2007. Additionally during second quarter of fiscal 2008 we gained FDA approval on five products and two tentative approvals and one tentative approval since then for Caraco ANDAs. For the first six months of fiscal 2008 we had eight FDA approvals on Caraco ANDAs relating to seven products and three tentative approvals and one tentative since then. During fiscal 2008 we also marketed three Sun products that were approved and launched during the period.

Although gross profit margins may come down over time due to price erosion and the change in sales mix and the weight of distributed products versus manufacturing products we are confident that our sales growth, expanding product portfolio and successful execution of our business plan will offset any long-term net impact. However, should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, expansion of our customer base, improved productivity, and better cost absorption of operational overheads, cost reductions and increased development plans.

As previously disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and 24 of these products have passed their respective bio-equivalency studies. Only one product remains as part of our development pipeline that pertains to this agreement. While the development of new products will increase our cash R&D expense and impact EPS, we expect that we will continue to have the cash and other means available to meet increased working capital requirements, fund potential Paragraph IV Certification litigation and finance further capital investments. Product development is a critical element in meeting expectations in the future.

The Company intends to aggressively move forward with the development of new products. We believe that Sun Pharma is a partner with a proven track record and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 68% (approximately 76% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties both domestically and abroad that will complement the Sun Pharma development pipeline.

During Fiscal 2007, the Company entered into three definitive agreements with different companies to develop four additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product only milestone payments in cash without any obligation to share profits in the future. During the first six months of fiscal 2008, we have signed two definitive agreements for two additional products bringing the total to six products being developed by unaffiliated third party developers.

We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own internal product development. In order to improve the amount of filings during the fiscal 2008, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed 19 ANDAs in fiscal 2007, or 11 products. In the six months of fiscal 2008, we filed two ANDAs covering one product.

As previously mentioned, we have entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we have begun marketing a number of these products which are categorized as distributed products. While increased distributed products may lower our overall gross profit margins, we do not have any of the associated costs other than freight, carrying costs and actual purchase price. This agreement will provide for an alternate stream of products that will complement our internal research and development, our outsourced development and our current technology agreement with Sun Pharma, providing four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s plans for Fiscal 2008 include:

•	Continued focus and improvement on FDA compliance.

•	Increased pace of research and development activities, with a view to increase the number of ANDA filings.

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of
26

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

•	Research possible development of brands for existing stream of products where such potential exists.

•	Increase focus on succession planning

•	Increase training in cGMP and risk assessment.

•	Increase management training and development.

•	Maintain balance in trade class.

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

Such risks and uncertainties include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iii) governmental restrictions on the sale of certain products; (iv) dependence on key personnel; (v) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vi) market and customer acceptance and demand for new pharmaceutical products; (vii) availability of raw materials in a timely manner, at competitive prices, and in required quantities; (viii) timing and success of product development and launch; (ix) integrity and reliability of the Company’s data; (x) lack of success in attaining full compliance with regard to regulatory and cGMP compliance; (xi) experiencing difficulty in managing our recent rapid growth and anticipated future growth; (xii) dependence on limited customer base; (xiii) occasional credits to certain customers reflecting price reductions on products previously sold to them and still available as shelf-stock; (xiv) possibility of an incorrect estimate of charge-backs and the impact of such an incorrect estimate on net sales, gross profit and net income; (xv) dependence on few products generating majority of sales; (xvi) product liability claims for which the Company may be inadequately insured; (xvii) subjectivity in judgment of management in applying certain significant accounting policies derived based on historical experience, terms of contracts, our observations of trends of industry, information received from our customers and other sources, to estimate revenues, accounts receivable allowances including chargebacks, rebates, income taxes, values of assets and inventories; (xviii) litigation involving claims of patent infringement; (xix) litigation involving claims for royalties and/or options relating to a prior contract for one product and (xx) other risks identified in this report and identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (see our Annual Report on Form 10-K for the year ended March 31, 2007, Part I, Item 1A, for more detailed discussion of such risks). These forward-looking statements represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update our forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no debt or other market risk securities or transactions in foreign exchange.

ITEM 4.        CONTROLS AND PROCEDURES

a.) The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

b. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first quarter of fiscal 2008, 15,000 shares of common stock were issued to a former officer and director of Caraco pursuant to the submission of a prior claim to arbitration under which the parties agreed that the officer and director would receive a minimum of 15,000 shares. As disclosed in previous filings, on April 20, 2006 the arbitrator entered a determination of no cause of action against such former officer and director and in favor of Caraco, capping Caraco’s liability to the director at 15,000 shares.

During the second quarter of fiscal 2008, 1,088,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 1,088,000 shares of Caraco common stock and issued to Sun Global.

During the second quarter of fiscal 2008, we issued Sun Global 544,000 shares of Series B Preferred Stock in exchange for the transfer of one product.

All shares of Caraco preferred and common stock issued by the Company as set forth above were issued pursuant to exemptions from registration under Section 4(2) of the Securities Acton of 1933.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on September 10, 2007 in Dearborn, Michigan for the purpose of electing three directors for a three-year term expiring in 2010 and upon the election and qualification of their successors.

Name of the Director	Votes “FOR”	Votes Withheld

Timothy S. Manney	26,566,242	414,837
Madhava Reddy	26,676,140	304,939
Sudhir Valia	24,011,224	2,969,855

The names of the other directors and their remaining terms are as follows:

Name of the Director	Term

Daniel H. Movens	2008
Sailesh T. Desai	2008
Georges Ugeux	2008
Dilip S. Shanghvi	2009
Jitendra N. Doshi	2009
Dr. John D. Crissman	2009

ITEM 6. EXHIBITS

10.20	Form of Stock Option Agreement – Daniel H. Movens.

10.21	Form of Restricted Stock Agreements – Daniel H. Movens.

31.1	Certification of Chief Executive Officer

31.2	Certification of interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
29

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: October 24, 2007	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: October 24, 2007	By:	/s/ Mukul Rathi

Mukul Rathi
interim Chief Financial Officer
30

EXHIBIT INDEX

10.20	Form of Stock Option Agreement – Daniel H. Movens.

10.21	Form of Restricted Stock Agreement – Daniel H. Movens.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of interim Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.
31