Form 10-Q
period 2007-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2008-02-04
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2007

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

Yes ☐          No ☒

As of February 1, 2008 the registrant had 30,917,094 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	DECEMBER 31, 2007	MARCH 31, 2007

	UNAUDITED	AUDITED
ASSETS

Current assets
Cash and cash equivalents	$54,401,976	$33,897,622
Accounts receivable, net	55,427,714	26,125,146
Inventories	197,810,768	31,943,297
Prepaid expenses and deposits	7,186,927	3,473,340
Net deferred tax assets	485,183	—

Total current assets	315,312,568	95,439,405

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	13,228,369	12,448,221
Equipment	18,330,719	15,292,499
Furniture and fixtures	1,055,241	992,013

Total	33,589,640	29,708,044
Less accumulated depreciation	12,492,927	10,678,157

Net property, plant and equipment	21,096,713	19,029,887

Deferred income taxes	15,992,537	—

Total assets	$352,401,818	$114,469,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$3,985,238	$3,350,024
Accounts payable, Sun Pharma	212,309,380	12,143,157
Accrued expenses	3,120,377	3,782,702
Income taxes payable	1,775,847	—

Total liabilities (all current)	221,190,842	19,275,883

Commitments and contingencies (notes 11 and 12)

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 9,248,000 shares (December 31, 2007) 10,880,000 shares (March 31, 2007)	68,337,280	73,585,520
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 30,917,094 shares (December 31, 2007) 28,102,394 shares (March 31, 2007)	73,114,427	55,970,097
Additional paid in capital	3,076,786	2,864,522
Accumulated deficit	(13,317,517)	(37,226,730)

Total stockholders’ equity	131,210,976	95,193,409

Total liabilities and stockholders’ equity	$352,401,818	$114,469,292

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF INCOME

	Nine Months ended December 31,		Quarter ended December 31,

	2007	2006	2007	2006

	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

Net sales	$158,614,840	$84,288,303	$81,859,956	$31,257,187
Cost of goods sold	101,445,849	41,915,021	58,574,542	16,126,034

Gross profit	57,168,991	42,373,282	23,285,414	15,131,153

Selling, general and administrative expenses	10,159,869	7,105,896	3,723,144	2,603,035
Research and development costs - affiliate	11,320,640	11,761,280	5,880,640	—
Research and development costs - other	12,476,952	6,778,204	4,087,742	2,734,727

Operating income	23,211,530	16,727,902	9,593,888	9,793,391

Other income
Interest expense	—	(28,194)	—	—
Interest income	1,420,730	616,321	534,275	266,074
Loss on disposal of assets	(4,420)	—	(4,420)	—
Other income	—	39,897	—	6

Other income	1,416,310	628,024	529,855	266,080

Net income before income taxes (benefit)	24,627,840	17,355,926	10,123,743	10,059,471
Income taxes (benefit)	718,627	—	(649,339)	—

Net income	$23,909,213	$17,355,926	$10,773,082	$10,059,471

Net income per common share
Basic	0.82	0.66	0.37	0.38
Diluted	0.63	0.45	0.28	0.26

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Nine Months ended December 31,

	2007	2006

	UNAUDITED	UNAUDITED

Cash flows from operating activities
Net income	$23,909,213	$17,355,926
Adjustments to reconcile net income to net cash flow from operating activities
Depreciation	1,820,350	1,400,118
Loss on disposal of Assets	4,420	—
Capital stock issued or to be issued to affiliate in exchange for product formula	11,320,640	11,761,280
Stock option expense	212,264	—
Stock grant expense	357,750	—
Common stock issued to former officer & director	115,950
Net deferred income taxes	(16,477,720)	—
Changes in operating assets and liabilities which (used) / provided cash:
Accounts receivable	(29,302,568)	(5,409,026)
Inventories	(165,867,471)	(5,373,604)
Prepaid expenses and deposits	(3,713,588)	(162,222)
Accounts payable	200,801,437	(546,023)
Accrued expenses	(662,326)	665,631
Income taxes payable	1,775,848	—

Net cash provided by operating activities	24,294,199	19,692,080

Cash flows from investing activities
Purchases of property, plant and equipment	(3,891,595)	(5,640,740)

Net cash used in investing activities	(3,891,595)	(5,640,740)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	—	5,000,000
Repayments of loans payable to financial institutions	—	(5,000,000)
Proceeds from exercise of stock options	101,750	18,240

Net cash provided by financing activities	101,750	18,240

Net increase/(decrease) in cash and cash equivalents	20,504,354	14,069,580
Cash and cash equivalents, beginning of period	33,897,622	11,924,245

Cash and cash equivalents, end of period	$54,401,976	$25,993,824

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

	SHARES	AMOUNT	SHARES	AMOUNT

Balances at April 1, 2007	10,880,000	$73,585,520	28,102,394	$55,970,097	$2,864,522	$(37,226,730)	$95,193,409

Issuances of preferred stock to affiliate in exchange for product technology transfers	1,088,000	11,320,640					11,320,640

Conversion of preferred stock into common stock	(2,720,000)	(16,568,880)	2,720,000	16,568,880			—

Common stock options exercised			34,700	101,750			101,750

Common stock issued to former director & officer			15,000	115,950			115,950

Stock options expensed					212,264		212,264

Stock grants			45,000	357,750			357,750

Net Income						23,909,213	23,909,213

Balances at December 31, 2007	9,248,000	$68,337,280	30,917,094	$73,114,427	$3,076,786	$(13,317,517)	$131,210,976

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

Our present product portfolio includes 49 prescription products, in 107 strengths, in various package sizes. These include both Caraco manufactured products, as well as products we distribute for Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”).The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our earlier funding has been from Sun Pharma. Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. Sun Pharma owns approximately 69%

of the outstanding shares of the Company (approximately 76% including the convertible Series B Preferred Stock), (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.	CURRENT STATUS OF THE CORPORATION

During the third quarter and the first nine months of our current fiscal year (“fiscal 2008”), we generated net sales of $81.9 million and $158.6 million, respectively, compared to $31.3 million and $84.3 million during the corresponding periods of fiscal 2007. We incurred $10.0 million and $23.8 million, respectively, in R&D expense during the third quarter and the first nine months of fiscal 2008, as compared to $2.7 million and $18.5 million during the corresponding periods of fiscal 2007. This included $5.9 million and $11.3 million in third quarter and the first nine months of fiscal 2008 in non-cash R&D expense, as compared to no expenses in third quarter of fiscal 2007 and $11.8 million during the first nine months of fiscal 2007. We generated cash from operations of $24.3 million during the first nine months of fiscal 2008, as compared to $19.7 million during the corresponding period of fiscal 2007. We earned a net pre-tax income of $10.1 million and $24.6 million during the third quarter and the first nine months of fiscal 2008,as compared to a net pre-tax income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007. During the third quarter we provided for a net income tax benefit of $0.7 million. During the first nine months of fiscal 2008, we provided a net income tax provision of $0.7 million. There was no such provision or benefit for the corresponding periods of fiscal 2007. We earned net income of $10.8 million and $23.9 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to net income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007. At December 31, 2007, our inventory increased to $197.8 million from $31.9 million at March 31, 2007. This increase was to support our increased sales levels and in preparation of potential product launches on our behalf and on behalf of Sun Pharma. At December 31, 2007, we had stockholders’ equity of $131.2 million, as compared to stockholders’ equity of $95.2 million at March 31, 2007. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we have selected, through December 31, 2007, all products out of the 25 products to be transferred to us by Sun Global. All of these 25 products have passed their bio-equivalency studies as of December 31, 2007. The final product was transferred to Caraco during the third quarter which concludes the obligations between the parties under this agreement. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

We filed five Abbreviated New Drug Applications (“ANDAs”) relating to five products with the FDA during the first nine months of fiscal 2008. We have received FDA approval for 10 ANDAs relating to 10 products and FDA tentative approval for five ANDAs during the first nine months of fiscal 2008. Subsequent to end of the third quarter, we have received two FDA approvals relating to two products. This brings our total number of ANDAs pending approval by the FDA to 26 (including five tentative approvals) relating to 19 products.

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

The basic and diluted weighted average numbers of common shares outstanding for the third quarter of fiscal 2008 were 29,197,836 and 38,169,114, respectively, and were 29,197,836 and 38,035,421, respectively, for the first nine months of fiscal 2008. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the third quarter of fiscal 2007 were 26,434,238 and 39,119,085, respectively, and were 26,434,238 and 38,756,119, respectively, for the first nine months of fiscal 2007.

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

The products agreement was amended by an Independent Committee, comprised of three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected and all of these 25 products have passed bio-equivalency studies through December 31, 2007. The final product was transferred to Caraco during the third quarter which concludes the obligations between the parties under this agreement. See “Item - 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Future Outlook”.

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

In fiscal 2007, the Company entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Independent Committee. Under the agreement, the Company purchases selected product formulations offered from Sun Pharma and markets and distributes the same as part of our current product offerings in the U.S., its territories and possessions, including Puerto Rico. The net sales from products selected under this agreement were $49.6 million and $63.0 million during the third quarter and the first nine months of fiscal 2008, respectively.

On March 31, 2007, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. Further on May 23, 2007, August 28, 2007, and December 7, 2007 Sun Global converted 544,000 shares, 1,088,000 shares and 1,088,000 shares, respectively, of Series B Preferred Stock into 544,000 shares 1,088,000 shares and 1,088,000 shares, respectively, of Common Stock.

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

In addition to its substantial relationship with Sun Pharma as described above, the Company is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Company’s ability to market its products at reasonable profit margins. In addition to maintaining profitable operations, the ongoing success of the Company will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its ANDAs, and develop new products.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“Statement No. 123 (R)”), which requires employee share-

based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historical volatility of the Company’s common stock. The Company calculates the historical volatility as the standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.

For the third quarter and the first nine months of fiscal 2008, the Company has recognized expenses amounting to $71,678 and $212,264, respectively, related to share-based compensation as compared to $110,665 for both of the corresponding periods of fiscal 2007. As of December 31, 2007, total unrecognized compensation cost related to stock options granted was $476,009. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three to five years.

Stock options to purchase 40,000 shares of common stock were granted on August 9, 2007 to the CEO of the Corporation. In addition, the Company granted options to purchase 1,500 shares of common stock to each of two independent directors upon the anniversary date of their appointment. Stock options to purchase 3,000 shares were granted to a new employee during the first nine months of fiscal 2008. All options vest in the amount of 1/3rd on every anniversary following the date of grant.

8.	COMMON STOCK ISSUANCES

We issued 9,000 shares of common stock to our employees and directors upon exercise of their stock options during the third quarter of fiscal 2008.

During the third quarter of fiscal 2008, Sun Global converted 1,088,000 shares of Series B Preferred Stock into 1,088,000 shares of Common Stock. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

9.	PREFERRED STOCK ISSUANCES

We issued 544,000 shares of preferred stock to Sun Global during the third quarter of fiscal 2008. See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

10.	SALES AND CUSTOMERS

Our Company has been successful in executing its operating plan effectively during the third quarter and for fiscal 2008 to date. The organization continues to be strengthened to meet the demands of a competitive US generic pharmaceutical market, while providing additional support for our future growth and reducing costs where possible.

As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers such as Amerisource-Bergen Corporation, Cardinal Health and/or McKesson Corporation, which provide a service to supplement our direct relationship with our customers, or act as an intermediary to service the customers directly in lieu of direct shipments from our Company.

Collectively, for the first nine months of fiscal 2008, these wholesale accounts equate to 57% of our net sales, as compared to 57% of our net sales for the first nine months of fiscal 2007. These net sales include sales for various customers of ours that have underlying direct contracts with our Company that are facilitated through our wholesale customers. This includes sales to the Veterans Administration, an agency of the United States Government. No other single customer represented more than 10% of our net sales during the relevant periods.

Excluding the sales of one new product,oxcarbazepine (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”), the sales of four products accounted for 51% and 54% of net sales for the third quarter and the first nine months of fiscal 2008, respectively, as compared to sales of four products accounting for approximately 70% and 72% of net sales during corresponding periods of fiscal 2007. Overall, net sales for three products accounted for approximately 66% of net sales for the third quarter of fiscal 2008 and for 50% of net sales for the first nine months of fiscal 2008, as compared to sales of four products accounting for approximately 70% and 72% of net sales during the corresponding periods of fiscal 2007.

11.	LINE OF CREDIT

The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2008. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2008. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 5.58% and 6.25%, respectively at December 31, 2007.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at September 30, 2007. There are no borrowings under this Credit Agreement as at December 31, 2007.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey (“the New Jersey action”). A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan (“the Michigan action”). Both complaints allege, inter alia, that Sun Pharma’s filing of ANDA 78-359 (seeking approval to market its generic version of Schering’s Clarinex® drug product) infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ‘274 patent by aiding in the filing of Sun Pharma’s ANDA, or will induce others to infringe by marketing and/or selling Sun Pharma’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun Pharma’s ANDA any earlier than the claimed expiration date. On August 17, 2007, the New Jersey action was consolidated with other patent infringement cases filed by Schering against other ANDA filers for Schering’s Clarinex® drug product, while the Michigan action was stayed pending the outcome of the New Jersey action. The ANDA filed by Sun Pharma contains a Paragraph IV certification challenging the ‘274 patent. Sun Pharma believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun Pharma’s or the Company’s manufacture, use or sale of the product. Sun Pharma further believes it is first to file a Paragraph IV certification for this drug product and both Sun Pharma and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

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

As previously disclosed, on July 10, 2006, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and H. Lundbeck A/S (collectively, “Forest”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Forest’s Lexapro® (escitalopram oxalate) drug product infringed Forest’s Patent No. Re. 34,712, which is set to expire on September 13, 2011 (extended to March 14, 2012 based upon a six month pediatric exclusivity). Forest seeks an order from the court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains Paragraph IV Certifications challenging Forest’s Patent Nos. Re. 34,712 (“the ‘712 patent”) and 6,916,941 (“the ‘941 patent”). The Company believes that the ‘712 and ‘941 patents are invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Forest’s suit alleges only that Caraco infringes the ‘712 patent, which the Company intends to vigorously defend.

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

Forest proceeded in its action against IVAX and CIPLA and on July 13, 2006, Forest obtained an order from the United States District Court for the District of Delaware, holding that IVAX and CIPLA’s proposed generic version of Lexapro® infringed the ‘712 patent and that the asserted claims of the ‘712 patent were valid and enforceable. On November 6, 2006, IVAX and CIPLA filed a notice to appeal the decision to the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s opinion on September 5, 2007.

On August 23, 2006, Forest filed a motion to transfer its action against the Company to the United States District Court for the District of Delaware, where Forest had litigated its case with Ivax. On November 15, 2006, the Court denied the motion and, accordingly, the litigation will proceed in the Eastern District of Michigan. In February of 2007, the Eastern District of Michigan court granted Forest’s motion to stay the proceeding until June 20, 2007, but allowed the parties to exchange documents related to the case. The stay was later extended, but eventually lifted on December 3, 2007. Discovery is currently ongoing.

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007 before the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and was argued on December 4, 2007. The parties are currently awaiting a ruling.

As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® brand tramadol/acetaminophen drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil sought an order from the district court which, among other things, directed the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV Certification challenging the Ortho-McNeil patent. The Company asserted that the Ortho-McNeil patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Since filing this action, Ortho-McNeil authorized a generic manufacturer to provide a generic version of Ortho-McNeil’s product while another manufacturer launched its approved generic at risk. On October 19, 2005, the Company’s motion for summary judgment was granted. On December 19, 2005, the FDA approved the manufacture, use and sale of the Company’s generic product. Ortho-McNeil filed an appeal of the finding of non-infringement by the district court with the United States Court of Appeals for the Federal Circuit. On January 19, 2007, the United States Court of Appeals for the Federal Circuit affirmed the United States District Court for the Eastern District of Michigan decision granting the Company’s motion for summary judgment. Additionally, the United States Patent and Trademark Office approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On September 26, 2006, the Company filed an answer denying, among other things, that its generic product infringes any valid claims of Ortho-McNeil’s reissue patent. The Company recently filed a motion for summary judgment of invalidity, which has not yet been fully briefed. The Company believes that, like its original patent, Ortho-McNeil’s reissue patent is invalid and/or is not infringed by the Company’s manufacture, use or sale of the product and the Company intends to vigorously defend this action. There is no assurance, however, that the Company will prevail in this action.

The Company is also involved in certain legal proceedings from time to time incidental to normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any existing matters would have a material adverse effect on its financial position or results of operations.

13.	INVENTORIES

Inventories consist of the following amounts:

	December 31, 2007	March 31, 2007

Raw materials	$11,662,983	$10,443,715
Goods in transit	150,015,568	4,972,668
Work in process	6,255,573	3,717,911
Finished goods	29,876,644	12,809,003

Total	$197,810,768	$31,943,297

14.	INCOME TAXES

The provision for income tax is as follows for the first nine months ended December 31, 2007:

Current	$17,196,347
Deferred	(16,477,720)

Total	$718,627

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the first nine months ended December 31, 2007, are as follows:

Provision for income taxes at federal statutory rate	$8,610,585
Change in valuation allowance	(6,962,422)
Other	(929,536)

Income taxes	$718,627

Deferred taxes consist of the following:

	December 31, 2007	March 31, 2007

Deferred tax assets:
Net operating loss carryforwards	$1,129,978	$6,354,984
Intangibles	29,453,486	398,886
Other	485,183	1,343,139

Total deferred tax assets	$31,068,647	$8,097,009

Deferred tax liabilities:
Intangibles	$13,910,059	—
Depreciation	680,868	$595,528

Total deferred tax liabilities	$14,590,927	$595,528

Net deferred tax assets before valuation allowance	$16,477,720	$7,501,481
Valuation allowance	—	6,962,422

Net deferred tax assets	$16,477,720	$539,059

15.	SUBSEQUENT EVENTS

On January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Under the agreement, the Company participates in the sales opportunity on the products and also shares the litigation risks to a limited extent based on percentage. The first product under this agreement is Pantoprazole sodium DR tablets.

On January 30, 2008, the Company commercially launched, Pantoprazole Sodium DR tablets. Sun Pharma authorized Caraco to distribute the product following the December 22, 2007 launch of Teva Pharmaceutical’s generic version of the product and following the January 29, 2008 launch of an authorized generic by the innovator, Wyeth. Sun Pharma recently received approval from the FDA for its ANDA for generic Protonix®, and being one of the first-to-file an ANDA with a Paragraph IV certification, shares a 180-day marketing exclusivity with Teva. The launch of Pantoprazole sodium DR tablets was considered an “at risk launch” as Sun Pharma is in patent litigation in the US District Court of New Jersey with Wyeth and Altana (recently acquired by Nycomed), and a final decision on the outcome of the patent infringement has not yet been determined. Although no trial date has been set, in September 2007 the District Court denied a motion filed by Wyeth and Altana for a preliminary injunction. Wyeth and Altana have appealed the District Court’s decision. If the claims of Wyeth and Altana are successful, they could have a material adverse effect on the Company.

REVIEW REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have reviewed the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of December 31, 2007 and the related statements of income for the three and nine months ended December 31, 2007 and 2006, the statement of stockholder’s equity for the nine months ended December 31, 2007, and the statements of cash flows for the nine months ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Caraco Pharmaceutical Laboratories, Ltd. as of March 31, 2007, (presented herein) and the related statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated May 14, 2007, we expressed an unqualified opinion on those financial statements.

/s/ Rehmann Robson

Grand Rapids, Michigan.
January 23, 2008

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

Gross Sales and Related Reserves

Our gross sales for the third quarter and the first nine months of fiscal 2008 were $152.0 million and $344.1 million, respectively, as compared to $87.9 million and $226.1 million for the corresponding periods of fiscal 2007. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 46% and 54% for the third quarter and the first nine months of fiscal 2008, respectively, as compared to 64% and 63% for the corresponding periods of fiscal 2007. Net sales for the third quarter and the first nine months of fiscal 2008 were $81.9 million and $158.6 million, respectively, as compared to $31.3 million and $84.3 million for the corresponding periods of fiscal 2007. The primary cause of the lower sales allowances by almost 18% for third quarter fiscal 2008 and by 9% for the nine month period is due to the impact of the gross sales versus the net sales on a product (oxcarbazepine tablets) reflecting lesser discounts between the gross sales and the net sales calculation than the rest of our product line. Sales on this product were a significant portion of our overall sales for the quarter. Excluding this product, sales allowances for both the periods of fiscal 2008 were 60% as compared to 64% and 63% for the corresponding periods of fiscal 2007. The lower discount percentage was also due to changes on our wholesale acquisition price (WAC) on various products during the current year to date combined with the change in the mix of customers and products we sell.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during fiscal 2007 and the first nine months of fiscal 2008.

($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period

		Current Period	Prior Period

For all of fiscal 2007
Chargebacks, rebates & shelf stock adjustments	$11,467	$190,586	-0-	$169,415	$32,638
Returns and other allowances	1,500	9,000	-0-	6,748	3,752
Doubtful Accounts	100	-0-	-0-	-0-	100

For the first nine months of fiscal 2008
Chargebacks, rebates & shelf stock adjustments	$32,638	$176,930	-0-	$178,619	$30,949
Returns and other allowances	3,752	8,558	-0-	8,572	3,738
Doubtful Accounts	100	-0-	-0-	-0-	100

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have net deferred tax assets of $16.5 million and $7.5 million at December 31, 2007 and March 31, 2007, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a net federal tax benefit of $0.7 million during the third quarter of fiscal 2008 and a net federal tax provision of $0.7 million during the first nine months of fiscal 2008. No such provision or benefit was recorded for the corresponding period of fiscal 2007. We have not provided for any valuation allowance as of December 31, 2007, as compared to a valuation allowance of $7.0 million as of March 31, 2007. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of December 31, 2007, we had federal net operating loss carryforwards (“NOLs”) of approximately $3.2 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce taxable income and will expire between 2008 and 2012. The decrease in the NOLs from March 31, 2007 to December 31, 2007 is due to a Company elected change in the first quarter of fiscal 2008 in the amortization of certain intangibles (primarily technology transfer costs) for income tax purposes only and the utilization of a portion of the available NOLs to offset estimated fiscal 2008 taxable income. As a result of this election, NOLs of approximately $15 million were converted for tax purposes into an intangible asset that results in future tax amortization. The elected change results in no material impact on previously reported operating results. In addition, as a result of the election, the current tax liability for the year ended March 31, 2007 increased, and a deferred tax asset is recognized for financial reporting purposes.

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

OVERVIEW

The third quarter of fiscal 2008, ended December 31, 2007, represents 27 quarters of successive sales revenue growth. During the third quarter and the first nine months of fiscal 2008, we recorded net sales of $81.9 million and $158.6 million, respectively, as compared to $31.3 million and $84.3 million during the corresponding periods of fiscal 2007. We incurred $10.0 million and $23.8 million in R&D expense during the third quarter and the first nine months of fiscal 2008, respectively, as compared to $2.7 million and $18.5 million during the corresponding periods of fiscal 2007. These include $5.9 million and $11.3 million for third quarter and the first nine months of fiscal 2008 in non-cash R&D expenses, respectively, as compared to no expenses during the third quarter of fiscal 2007 and $11.8 million during the first nine months of fiscal 2007. The non–cash R&D expenses consist of technology transfer costs associated with Sun Global earning 544,000 preferred shares for each product transferred that has passed its bio-equivalency study, as per the terms of the technology transfer agreement. All 25 products under the agreement have passed their bio-equivalency studies. The final product was transferred to Caraco during the third quarter which concludes the obligations between the parties under this agreement. We generated cash from operations of $24.3 million during the first nine months of fiscal 2008, as compared to $19.7 million during the corresponding period of fiscal 2007. The higher cash results were primarily due to an increase in profits, due to the higher sales, partially offset by higher inventories and accounts receivable to support the increase in sales. We earned a net pre-tax income of $10.1 million and $24.6 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to a net pre-tax income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007. The increase for the first nine month period of fiscal 2008 was primarily due to an increase in sales for the period. Sales increased primarily due to the new product launch of oxcarbazepine. This product’s sales were substantially higher due to less competition than anticipated which resulted in substantially more market share and associated sales. During the third quarter of fiscal 2008, we provided a net income tax benefit of $0.7 million and during the first nine months of fiscal 2008, we provided a net income tax provision of $0.7 million. There was no such provision or benefit for the corresponding periods of fiscal 2007. During the third quarter and the first nine months of fiscal 2008, we earned a net income of $10.8 million and $23.9 million, respectively, as compared to a net income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007. At December 31, 2007, our inventory increased to $197.8 million from $31.9 million at March 31,

2007. This increase was to support our increased sales levels and in preparation of potential product launches on our behalf and on behalf of Sun Pharma. At December 31, 2007, we had stockholders’ equity of $131.2 million as compared to stockholders’ equity of $95.2 million at March 31, 2007.

FDA COMPLIANCE

The FDA completed an inspection in August 2007, which was a follow-up to its earlier observations provided to the Company when it completed an inspection of the premises in June 2006, and the subsequent responses given by the Company. The FDA provided an observation on FDA Form 483. The Company has responded accordingly, and we believe that we remain substantially cGMP compliant. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance and outcome in quality. This support is derived from the improvement of systems, training on risk management, continual improvement on our corrective and preventative actions, (CAPA) and cGMPs, while adding the appropriate level of personnel and equipment to support our growth. During fiscal 2008, in addition to our own internal audits, we have retained outside companies to audit both our laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits are based on a historical look back and offer improvements based on the Company’s future requirements. It also includes follow up on the recommendations made by the FDA both from their inspections and areas they advise the industry on regularly throughout the year.

We remain extremely pro-active in regards to growing our business appropriately. We continue to grow the analytical staff which is currently at 69 employees, thereby enabling the laboratory to better cope with a significantly increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance.

Third Quarter and the First Nine Months of Fiscal 2008 Compared to Third Quarter and the First Nine Months of Fiscal 2007

Net Sales. Net sales for the third quarter and the first nine months of fiscal 2008 were $81.9 million and $158.6 million, respectively, as compared to $31.3 million and $84.3 million for the corresponding periods of fiscal 2007, reflecting an increase of 162% and 88%, respectively. The increase is primarily due to the launch of Oxcarbazepine Tablets (oxcarbazepine), which is a generic version of Trileptal®. Oxcarbazepine is a product approved under an ANDA of Sun Pharma. The sales of oxcarbazepine were significantly higher than our budgeted projections due to less competition than anticipated when we entered the market. Excluding oxcarbazepine sales, overall sales continue to grow due to introduction of newer products of both Caraco and of Sun Pharma combined with the sales of existing products to new and existing customers. This is partially offset due to price erosion and change in our sales mix. Currently, we manufacture and market all except three of our approved products. Excluding oxcarbazepine, the sales mix amongst various products continues to be more diversified as the sales of four products accounted for 51% and 54% of net sales for the third quarter and the first nine months of fiscal 2008, respectively, as compared to sales of four products accounting for approximately 70% and 72% of net sales during corresponding periods of fiscal 2007. Overall, sales for three products (including oxcarbazepine) accounted for approximately 66% of net sales for the third quarter of fiscal 2008 and for 50% of net sales for the first nine months of fiscal 2008, as compared to sales of four products accounting for approximately 70% and 72% of net sales during corresponding periods of fiscal 2007. We do not believe the oxcarbazepine sales are sustainable at current levels due to additional competitors having entered the market or about to enter the market and pricing will most likely erode as a result.

Gross Profit. We earned gross profit of $23.3 million and $57.2 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to gross profit of $15.1 million and $42.4 million during the corresponding periods of fiscal 2007, reflecting an increase of 54% and 35%, respectively. The increase in gross profit was due to higher sales, primarily of distributed products, partially offset by the change in sales mix and price erosion on certain products.

The gross profit margin for the third quarter and the first nine months of fiscal 2008 decreased to 28% and 36% as compared to 48% and 50% during the corresponding periods of fiscal 2007. The decrease was primarily due to increased sales of distributed products, mainly oxcarbazepine and the associated weight of those sales versus the weight of manufactured products which had an impact on the overall margin. Net sales for distributed products were $49.6 million and $63.0 million for the third quarter and the first nine months of fiscal 2008, respectively, as compared to $1.0 million for both of the corresponding periods of fiscal 2007. The gross profit margin on distributed products sold was 15% and 16% for the respective periods of fiscal 2008, as compared to 24% for the corresponding periods of fiscal 2007. This percentage is near our expectations for gross profit percentage for distributed products. Net sales for manufactured products were $32.3 million and $95.6 million for the third quarter and the first nine months of fiscal 2008, respectively, as compared to $30.3 million and $83.3 million during the corresponding periods of fiscal 2007. The gross profit margin for manufactured products was 49% for both of the respective periods of fiscal 2008, as compared to 50% for both of the respective periods of fiscal 2007. Manufactured product margins have remained fairly stable and are slightly higher than second quarter fiscal 2008. We are hopeful that this continues as we manage among other things various factors such as changes in product sales mix, the balance of product sold to the various classes of trade and continued price erosion. As anticipated the distribution margins, as a percentage of sales, for current products were in the mid-teens We can not determine the mix of distributed product sales versus manufactured product sales in any given period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses during the third quarter and the first nine months of fiscal 2008 were $3.7 million and $10.2 million, respectively, as compared to $2.6 million and $7.1 million during the corresponding periods of fiscal 2007, representing an increase of 42% and 44% in respective periods. The increase was mainly due to higher marketing and administrative efforts relative to the increase in sales. SG&A expenses, as a percentage of net sales improved to 6% for the first nine months of fiscal 2008, as compared to 8% for the corresponding period of fiscal 2007. Excluding sales of oxcarbazepine, the expenses for the first nine months of fiscal 2008 as a percentage of net sales were 8%, which is consistent with the corresponding period of fiscal 2007.

Research and Development Expenses. Total research and development (R&D) expenses for the third quarter and the first nine months of fiscal 2008 were $10.0 million and $23.8 million, respectively, as compared to $2.7 million and $18.5 million during the corresponding periods of fiscal 2007. Actual cash R&D expenses were $4.1 million and $12.5 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to $2.7 million and $6.8 million during the corresponding periods of fiscal 2007. We incurred non-cash R&D expenses (technology transfer cost) of $5.9 million and $11.3 million for one product transfer and two product transfers during the third quarter and the first nine months of fiscal 2008, respectively, as compared to no expense during the third quarter of fiscal 2007 and $11.8 million for three product transfers during the first nine months of fiscal 2007. Each product transfer earns 544,000 shares of preferred stock. The final product was transferred to Caraco during the third quarter which concludes the obligations between the parties under the technology transfer agreement. Cash R&D will continue to increase in an effort to develop additional products. The cash R&D expenses during the third quarter and the first nine months of fiscal 2008 were higher compared to those during the corresponding periods of fiscal 2007 due to increased R&D activity including milestone payments for outside development, increased patent related expenses and increases in other expenses in an effort to file more products with the FDA.

Other Income. We earned other income of $0.5 million and $1.4 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to $0.3 million and $0.6 million during corresponding periods of fiscal 2007, consisting of interest income which is reflective of an increase in average cash balances between the two periods.

Net Income Tax Benefit/Provisions. We recorded a net income tax benefit of $0.7 million during the third quarter of fiscal 2008 and a net income tax provision of $0.7 million during the first nine months of fiscal 2008. There was no such provision or benefit recorded for the corresponding periods of fiscal 2007. As the Company continues to be profitable, substantially all of the net operating loss carryforwards have been utilized and thus the Company is expected to pay income taxes on current profits. Also see discussion under “Income Taxes” above.

Results of Operations. We earned a net pre-tax income of $10.1 million and $24.6 million during the third quarter and the first nine months of fiscal 2008, respectively, as compared to a net pre-tax income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007. We earned net income of $10.8 million and $23.9 million in the third quarter and the first nine months of fiscal 2008, respectively, as compared to net income of $10.1 million and $17.4 million during the corresponding periods of fiscal 2007.

Liquidity and Capital Resources

We generated cash from operations of $24.3 million during the first nine months of fiscal 2008 as compared to $19.7 million during the corresponding period of fiscal 2007. Accounts receivable increased by $29.3 million to $55.4 as of December 31, 2007, as compared to $26.1 million at the end of fiscal 2007 due to higher net sales. There has been cash outflow due to payment of federal income taxes of $15.4 million as a result of a change in the Company’s tax position (see discussion under “Income Taxes” above). Inventory levels are equivalent to 222 days sales on hand as compared to 95 days for the relative period of fiscal 2007. The inventory as of December 31, 2007, includes goods in transit for a product of Sun Pharma of approximately $142.5 million, which has been built up in anticipation of a potential launch of a product. If the sale of the product does not occur as anticipated, we would have the right to return the product. Excluding the inventory for this product, inventory levels were equivalent to 62 days sales as compared to 95 days for the relative period of fiscal 2007. Accounts receivables is 62 days sales outstanding (DSO) versus 77 days for the relative period of fiscal 2007.

At December 31, 2007, we had working capital of $94.1 million, as compared to working capital of $76.2 million at March 31, 2007. The increase in working capital in fiscal 2008 is due to an increase in accounts receivable and inventory balances resulting from higher sales volumes, built up inventory for potential product launches, an increase in prepaids due to an increase in a contractual deposit with a customer, partially offset by higher current liabilities. Additionally, we have available a $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years.

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

Currently, we have 26 ANDAs pending approval at the FDA (including five tentative approvals) relating to 19 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. During the third quarter of fiscal 2008, the Company entered into a long-term lease to move distribution and storage of finished goods to a new facility which offers additional efficiency and scale. We also started our expansion project adjacent to our manufacturing facility which we anticipate to be completed by the end of calendar year 2008. We estimate this construction project will be under $17 million. The State of Michigan and City of Detroit have collectively offered various tax abatements and tax exemptions relating to this construction and associated increases in employment opportunities of approximately $14 million over a long-term period. We continue to improve our near-term capacity constraints, while strategically looking at our capacity based on our vision of our long-term plan. Our internal efforts, combined with Sun Pharma, in developing new products have also picked up momentum. Collectively, this should permit us to grow at the level of our revised sales growth guidance as provided below. We now have 21 products, whose market share is ranked third or higher against the same products of our generic competitors where there are more than three competitors. Additionally, during third quarter of fiscal 2008, we gained FDA approval on two products, three tentative approvals and two product approvals since then for Caraco ANDAs. Year-to-date fiscal 2008 we gained FDA approval on 12 Caraco ANDAs covering 12 products and five tentative approvals. During the first nine months of fiscal 2008, we also began marketing six Sun Pharma products that were approved and launched during the period.

On January 30, 2008, the Company commercially launched, Pantoprazole Sodium DR tablets. Sun Pharma authorized Caraco to distribute the product following the December 22, 2007 launch of Teva

Pharmaceutical’s generic version of the product and following the January 29, 2008 launch of an authorized generic by the innovator, Wyeth. Sun Pharma recently received approval from the FDA for its ANDA for generic Protonix®, and being one of the first-to-file an ANDA with a Paragraph IV certification, shares a 180-day marketing exclusivity with Teva. The launch of Pantoprazole sodium DR tablets was considered an “at risk launch” as Sun Pharma is in patent litigation in the US District Court of New Jersey with Wyeth and Altana (recently acquired by Nycomed), and a final decision on the outcome of the patent infringement has not yet been determined. Although no trial date has been set, in September 2007 the District Court denied a motion filed by Wyeth and Altana for a preliminary injunction. Wyeth and Altana have appealed the District Court’s decision. If the claims of Wyeth and Altana are successful, they could have a material adverse effect on the Company.

Through the first nine months of fiscal 2008, we have surpassed our previous sales growth guidance of 30% for fiscal 2008, compared to the full year fiscal 2007. This is primarily due to strong sales of oxcarbazepine, which we began marketing on behalf of Sun Pharma during the third quarter of fiscal 2008. Sales for oxcarbazepine are attributed to Sun Pharma sharing 180-day marketing exclusivity on its oxcarbazepine ANDA with a Paragraph IV certification. We believe that sales of oxcarbazepine will decrease from the third quarter fiscal 2008 level in the fourth quarter of fiscal 2008. Once the exclusivity period expires, April 10, 2008, we believe sales will continue to erode due to additional competitors entering the market. Although we do not believe the sales of this product to be sustainable at current levels past fiscal 2008, we have revised our guidance to reflect these strong sales. We now expect our sales for fiscal 2008, year ending March 31, 2008, to grow 75% over the corresponding period of fiscal 2007.

Although gross profit margins may come down over time due to price erosion and the change in sales mix and the weight of distributed products versus manufactured products, we are confident that our sales growth, expanding product portfolio and successful execution of our business plan will offset any long-term net impact. However, should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, expansion of our customer base, a balanced sales approach, improved productivity, and better cost absorption of operational overheads, cost reductions and increased development plans.

As previously disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and all of these 25 products have passed their respective bio-equivalency studies. The final product was transferred to Caraco during the third quarter which concludes the obligations between the parties under this agreement.

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

We believe that Sun Pharma is a partner with a proven track record and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 69% (approximately 76% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties both domestically and abroad that will complement the Sun Pharma development pipeline.

During Fiscal 2007, the Company entered into three definitive agreements with different companies to develop four additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product only milestone payments in cash without any obligation to share profits in the future. During the first nine months of fiscal 2008, we have signed two definitive agreements for two additional products bringing the total to six products being developed by unaffiliated third party developers.

We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own internal product development. In order to improve the amount of filings during the fiscal 2008, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed 19 ANDAs in fiscal 2007, or 11 products. In the first nine months of fiscal 2008, we filed five ANDAs covering five products.

As previously mentioned, in fiscal 2007 we entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we have begun marketing a number of these products which are categorized as distributed products. In addition, on January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Under the agreement, the Company participates in the sales opportunity on the products, and also shares the litigation risks to a limited extent based on percentage. If such claims are successful, however, they could have a material adverse effect on the Company. The first product under this agreement is Pantoprazole sodium DR tablets. While increased distributed products may lower our overall gross profit margins, we do not have any of the associated costs other than freight, carrying costs and actual purchase price. These agreement will provide for an alternate stream of products that will complement our internal research and development, our outsourced development. We will continue to work with Sun Pharma in effort to transfer future product technology.

The various agreements referenced above will provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s plans for the remainder of fiscal 2008 include:

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the third quarter of fiscal 2008, 1,088,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 1,088,000 shares of Caraco common stock and issued to Sun Global.

During the third quarter of fiscal 2008, we issued Sun Global 544,000 shares of Series B Preferred Stock in exchange for the transfer of one product.

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

CARACO PHARMACEUTICAL
LABORATORIES, LTD.

Date: February 1, 2008	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: February 1, 2008	By:	/s/ Mukul Rathi

Mukul Rathi
interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer

31.2	Certificate of interim Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Surbanes Oxley Act of 2002.