Form 10-K
period 2008-03-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2008-06-10
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-24676

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(Exact name of registrant as specified in its charter)

Michigan	38-2505723
(State of Incorporation)	(I.R.S. Employer Identification No.)

1150 Elijah McCoy Drive, Detroit, MI 48202
(Address of principal executive office)

(313) 871-8400
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On which Each Class
to be so Registered	is to be Registered

Common Stock, No Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of an “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates, based on the last sale price of the common stock as of September 30, 2007, the last day of the Registrant’s most recently completed second quarter, as reported on the American Stock Exchange, was $145,417,915.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

As of June 9, 2008, there were 32,561,194 shares of common stock outstanding.

Documents Incorporated By Reference:

          Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year) are incorporated by reference in Part III hereof.

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

          Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the U.S. Food and Drug Administration (“FDA”) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an Abbreviated New Drug Application (“ANDA”) and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

          On January 27, 2005, the Board of Directors of the Company resolved to change the Company’s fiscal year end from December 31 to March 31 commencing in 2005. This change was made in order to make the Company’s fiscal year conform to the March 31 fiscal year of its parent company, Sun Pharmaceutical Industries Limited (“Sun Pharma”). This Form 10-K covers the audited fiscal year, April 1, 2007 to March 31, 2008 (“Fiscal 2008”), and comparative information for the audited fiscal year, April 1, 2006 to March 31, 2007 (“Fiscal 2007”), and for the audited fiscal year, April 1, 2005 to March 31, 2006 (“Fiscal 2006”). Additional information is provided with respect to the transition period (January 1, 2005 through March 31, 2005), which is audited (the “Transition Period”) and calendar years ended December 31, 2004 and 2003. (See Item 6 and Item 7 below).

Overview

          Our manufacturing facility was originally constructed in 1991, pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the “EDC”). Since August 1997 a significant source of our funding has been from Sun Pharma. Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, entered into various marketing and distribution agreements, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products and technology to us. Sun Pharma, along with its subsidiaries, own approximately 70% of the outstanding shares of the Company (approximately 76% including the convertible Series B Preferred Stock), (See “Current Status” and “Sun Pharmaceutical Industries Limited” below.). We currently have no bank debt. Our cash flow from operations provides the working capital necessary to effectively manage the Company.

Current Status

          During Fiscal 2008 we recorded net sales of $350.4 million compared to $117.0 million during Fiscal 2007. We incurred $29.7 million in R&D expense during Fiscal 2008 as compared to $22.4 million during Fiscal 2007. This included $11.3 million during Fiscal 2008 in non-cash R&D expense, as compared to $11.8 million during Fiscal 2007. We generated cash from operations of $27.8 million during Fiscal 2008, as compared to $27.9 million during Fiscal 2007. We earned a net pre-tax income of $42.4 million and $26.9 million during the relevant periods. During Fiscal 2008, we provided an income tax provision of $7.0 million. There was no such provision or benefit for the corresponding period of Fiscal 2007. We earned net income of $35.4 million and $26.9 million during the relevant periods. This level of growth year over year may not be sustainable and is primarily due to the launch of two products during the third and fourth quarter of Fiscal 2008. At March 31, 2008, our inventory increased to $298.7 million from $31.9 million at March 31, 2007. This increase was to support our increased sales levels predominantly for products which we distribute on behalf of Sun Pharma (including the Paragraph IV products launched in the fourth quarter of the current year), and to a lesser extent, for our own manufactured products. At March 31, 2008, we had stockholders’ equity of $142.8 million, as compared to stockholders’ equity of $95.2 million at March 31, 2007. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Pursuant to our products agreement with Sun Pharma Global Inc. (“Sun Global”), a wholly owned subsidiary of Sun Pharma, we have selected, through March 31, 2008, all of the 25 products to be transferred to us by Sun Global. All of these 25 products have passed their bio-equivalency studies as of March 31, 2008. The final product was transferred to Caraco during the third quarter of Fiscal 2008 which concludes the obligations between the parties under this agreement. Sun Global earned 544,000 preferred shares for each product. See “Sun Pharmaceutical Industries Limited” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

          During Fiscal 2008, we have received FDA approval for 12 ANDAs relating to 11 products. We filed eight ANDAs relating to seven products with the FDA during Fiscal 2008. Subsequent to the end of the fiscal year, we received approval for one ANDA relating to one product and filed one ANDA relating to one product This brings our total number of ANDAs pending approval by the FDA to 27 (including four tentative approvals) relating to 19 products.

Overview of the Generic Drug Industry

          We believe that sales of generic pharmaceuticals have increased in recent years due to a number of factors including (i) increased number of formerly patented drugs which have become available to generic competition; (ii) changes in governmental and third-party payer healthcare reimbursement policies to encourage cost containment; (iii) increased acceptance of generic drugs by physicians, pharmacists and consumers; (iv) modification of state and federal laws to permit or require substitution of generic drugs by pharmacists; and (v) enactment of ANDA procedures for obtaining FDA approval to manufacture generic prescription drugs.

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

          Companies aspiring to differentiate themselves and earn higher margins for generic drugs may have a strategy of manufacturing niche products or hard to replicate products. For instance, products that are difficult to develop, requiring difficult-to-source raw materials or representing smaller therapeutic niche markets, are generally marketed by fewer companies and may also offer margins that are higher than those where barriers to entry do not exist. Companies may also employ a litigious strategy of patent challenges. The developer of a generic product that is the first to have its ANDA accepted for filing by the FDA and whose filing includes a Paragraph IV Certification that the patent on the brand-name drug is invalid, unenforceable and/or not infringed may be eligible to receive a 180-day period of generic market exclusivity (“first to file”). During that 180-day period, the exclusive generic product generally earns higher margins on a higher volume of sales than in a situation in which other generic competition was also present. Recently this strategy has also seen reduced margins as authorized generics (an industry term that describes instances when the brand innovator has licensed its brand product to a generic manufacturer or has chosen to produce another label and provide the brand drug generically at typical generic discounts) have become more prevalent.

Caraco’s Products and Product Strategy

          Our present product portfolio includes 52 prescription products in 114 strengths delivered in various package sizes. Our current products and their indicated usages are set forth in the table below:

Generic Name	Therapeutic Category
Allopurinol	Anti-gout
Amifostine for Injection **	Oncology Adjunct
Amlodipine Besylate Tablets**	Antihypertensive Drug / Beta Blocker
Atenolol	Antihypertensive Drug / Beta Blocker
Baclofen	Skeletal Muscle Releaxant
Carbamazepine Chewable	Anticonvulsant
Carbamazepine IR	Anticonvulsant
Carbidopa and Levodopa ER**	Parkinson Disease
Carisoprodol**	Muscle Releaxant
Carvedilol	Antihypertensive Drug/Beta Blocker
Cetirizine HCl Chewable Tablets	Antiallergic drug
Cetirizine HCl Tablets	Antiallergic drug
Choline Magnesium Trisalicylate	Nonsteroidal Antiinflammatory Agent
Citalopram HBr	Antidepressant
Clonazepam	Seizure, Panic Disorders
Clozapine	Antipsychotic
Digoxin	Cardiac Drug
Flurbiprofen	Nonsteroidal Antiinflammatory Agent
Fluvoxamine	Antidepressant
Gabapentin Capsules**	Anticonvulsant
Gabapentin Tablets**	Anticonvulsant
Glipizide	Antidiabetic
Glipizide/Metformin HCl Tablets	Antidiabetic
Hydrochlorothiazide	Antihypertensive
Meloxicam	Non Steroidal Anti-inflammatory Drug
Meperidine HCl	Narcotic, Analgesic
Metformin HCl	Antidiabetic
Metformin HCl Extended Release**	Antidiabetic
Methimazole Tablets USP	Antithyroid Agent
Metoprolol Tartrate	Antihypertensive Drug/Beta Blocker
Midrin*	Vascular & Migraine Headache suppressant
Mirtazapine	Antidepressant
Nimodipine**	Calcium Channel Blocker
Octreotide Acetate Injection**	Oncology Adjunct
Ondansetron Injection**	Oncology Adjunct
Ondansetron ODT**	Oncology Adjunct
Ondansetron Tablets**	Oncology Adjunct
Oxaprozin	Nonsteroidal Antiinflammatory Agent
Oxcarbazepine**	Anticonvulsant
Pantoprazole**	Anti-ulcerants
Paromomycin Sulfate	Antibiotic
Paroxetine	Antidepressant
Phentermine HCl Tablets	Anorectic
Phenytoin Sodium Extended Release Capsules**	Anticonvulsant
Salsalate	Nonsteroidal Antiinflammatory Agent
Ticlopidine	Platelet Aggregation Inhibitor
Tizanidine	Skeletal Muscle Relaxant
Torsemide **	Diruetic
Tramadol HCl and Acetaminophen Tablets	Opiate Agonist/Analgesic
Tramadol HCl Tablets	Opiate Agonist/Analgesic
Zolpidem	Sedatives & Hypnotics
Zonisamide**	Anticonvulsant

* Product marketed on behalf of Sun Pharmaceutical Industries, Inc., a wholly owned subsidiary of Sun Pharma

**Products marketed on behalf of Sun Pharma.

          We have submitted 61 ANDAs to the FDA for approval as of March 31, 2008, including eight filed during Fiscal 2008, which includes one product with multiple ANDAs. Of these 61 ANDAs filed, the FDA has approved 34 through March 31, 2008. Subsequent to the end of the fiscal year, we received approval for one ANDA relating to one product and filed one ANDA relating to one product. Accordingly, we have 27 pending ANDAs (including four tentative approvals) relating to 19 products.

          To date, our strategy has been to analyze the marketplace and try to determine opportunities for products having good market potential, that are difficult to develop, that require difficult-to-source raw materials and/or products representing smaller therapeutic niche markets. Recently, we have begun marketing and developing products which will face potential patent litigation, and/or first to file opportunities. We anticipate also seeking opportunities to in-license authorized generics and other generic pharmaceuticals. We will also look to market other third party products that do not conflict with our current pipeline of products that we develop internally, or that we market or will market on behalf of Sun Pharma.

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

          On November 21, 2002, we entered into a new products agreement with Sun Global. Under the agreement, which was approved by our independent directors, Sun Global agreed to provide us with 25 new mutually agreed upon generic drugs over a five-year period. Our rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. Under this agreement, we conduct, at our expense, all tests including bio-equivalency studies. We are also obligated to market the products consistent with our customary practices and to provide marketing personnel. Sun Global received 544,000 shares of Series B Preferred Stock for each generic drug transferred, after such drug has passed its bio-equivalency studies. The preferred shares are non-voting, do not receive dividends and are convertible into common shares after three years (or immediately upon a change in control) on a one-to-one basis. The preferred shares have a liquidation preference equal to the value attributed to them on the dates on which they were earned. While such preferred shares are outstanding, we cannot, without the consent of the holders of a majority of the outstanding shares of the preferred stock, amend or repeal our articles of incorporation or bylaws if such action would adversely affect the rights of the preferred stock. In addition, without such consent, we cannot authorize the issuance of any capital stock having any preference or priority superior to the preferred stock.

          In 2004, the products agreement was amended by the Independent Committee, comprised of the three independent directors, to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead, that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, we have selected all 25 products, and all of the 25 products have passed bio-equivalency studies as of March 31, 2008. See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”

          During the first quarter of 2004, Sun Pharma acquired 3,452,291 additional shares of common stock and 1,679,066 stock options from two former directors and a significant shareholder. Sun exercised these stock options during the fourth quarter of 2004.

          Sun Pharma has been instrumental in our growth. It has established Research and Development Centers in Mumbai and Vadodara, India, where the development work for products is performed. In addition, pursuant to oral agreements between Caraco and Sun Pharma, Sun Pharma and its subsidiaries supply us with certain raw materials and formulations and assist us in acquiring machinery and equipment to enhance our production capacities. We obtain a substantial portion of our current raw materials from Sun Pharma and its subsidiaries. We purchase 18 active pharmaceutical ingredients from Sun Pharma and 34 active pharmaceutical ingredients from other third parties. Caraco currently purchases two formulations from Sun Pharma under aforementioned oral arrangements in addition to various formulations/products obtained from Sun Pharma and its subsidiaries under our marketing agreements (see below). Sun Pharma may also provide manufacturing services on certain of our products when it is cost beneficial and will assist the Company in minimizing any capacity constraints at its manufacturing facilities. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, we purchased approximately $498.5 million, $38.8 million and $28.1 million, respectively, in raw materials and formulations under these agreements from Sun Pharma and its subsidiaries. Sun Pharma and its affiliates provide such raw materials and formulations to Caraco on terms not materially less favorable in the aggregate than would be usual and customary in similar transactions between unrelated parties dealing at arm’s length. We acquired $0.3 million worth of machinery and equipment during Fiscal 2008 from Sun Pharma and its affiliates as compared to $0.8 million and $0.2 million, respectively, during Fiscal 2007 and Fiscal 2006. Such machinery and equipment was sold to us at Sun Pharma’s cost. In the event that we would be required to identify a new supplier of raw materials, formulations or equipment currently supplied by Sun Pharma and its subsidiaries under the oral agreements, we believe we could do so without significant difficulty. In the case of specific raw materials and formulations, the transition to any new supplier could be accomplished in approximately nine months, based on the approval of the FDA of the new supplier. Caraco uses Sun Pharma and its affiliates to procure certain equipment and machinery only when it is financially beneficial to Caraco to do so. For the most part, we procure equipment from third parties other than Sun Pharma. We believe that any change to a new supplier of specific raw materials, formulations or equipment under our oral agreements would not have a material adverse effect on our operations.

          Additionally, Sun Pharma has provided us with a number of highly qualified technical professionals who now work as Caraco employees.

          Sun Pharma uses Caraco as a contract manufacturer and/or distributor for two of their products pursuant to agreements entered into in December 2004 and in January 2005, of which only one is currently being marketed.

          In Fiscal 2007, the Company entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Independent Committee. Under the agreement, the Company purchases selected product formulations offered from Sun Pharma and markets and distributes the same as part of our current product offerings in the U.S., its territories and possessions, including Puerto Rico. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco.

          In Fiscal 2008, the Company entered into a three-year distribution and sale agreement with Sun Pharma, which was reviewed and approved by the Independent Committee. Under this agreement, the Company purchases selected product formulations which have been filed under Paragraph IV certification process with the FDA by Sun Pharma and offered for distribution. Paragraph IV certified (“Para IV”) products may face litigation challenges with respect to claims of patent infringement. Under the agreement the Company shares in the sales opportunity and shares the litigation risk. The Company is indemnified by Sun Pharma of any risk beyond the percentage agreed to as its profit percentage thereby limiting the Company’s exposure. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. The Company markets and distributes the same as part of our current product offerings in the U.S., its territories and possessions, including Puerto Rico. The license granted with respect to a product terminates upon the end of exclusivity period of 180 days, or a non-appealable court decision, or until a third generic manufacturer launches the product, whichever is later, or until a settlement is reached, at which time the product will become part of the standard Caraco-Sun Pharma marketing agreement disclosed above. The Company currently receives a fixed margin of 8% on such products, or such other percentages as shall be mutually agreed upon in the future. Under the agreement, Sun Pharma and Caraco mutually indemnify each other capped by the fixed margin percentage with respect to damages from infringement.

          Net sales from products selected under these marketing agreements were $225.1 million during Fiscal 2008 and $4.6 during Fiscal 2007.

          During the fiscal years ended March 31, 2008 and March 31, 2007, Sun Global converted 4,352,000 shares and 1,632,000 shares of Series B Preferred Stock into 4,352,000 shares and 1,632,000 shares of Common Stock, respectively. As of March 31, 2008, Sun Pharma’s current beneficial ownership is 70%, (76% including its convertible Series B Preferred Stock).

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

Sales and Customers

          Our Company effectively executed its operating plan during Fiscal 2008. Our organization continues to be strengthened to meet the demands of a competitive US generic pharmaceutical market, while providing additional support for our future growth and reducing costs where possible.

          As is typical in the US retail sector, many of our customers are serviced through their designated wholesalers. For Fiscal 2008, the Company’s three largest customers, Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 8%, 28% and 21%, respectively, of the Company’s total net sales. The majority of these net sales include sales for various customers of ours that have underlying direct contracts with our Company that are facilitated through our wholesale customers. This includes sales to the Veterans Administration, an agency of the United States Government. During Fiscal 2007 and Fiscal 2006, shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 11%, 30% and 17%, respectively and 8%, 38% and 14%, respectively, of the Company’s total net sales. Balances due from these customers represented approximately 66% and 82% of gross accounts receivable as at March 31, 2008 and 2007, respectively. No other single customer accounted for more than 10% of net sales for Fiscal 2008 or Fiscal 2007.

Seasonality

          The Company’s business, taken as a whole, is not materially affected by seasonal factors.

Research and Development

          The development of new prescription ANDA products, including formulation, stability testing and the FDA approval process, averages from two to five years. A drug is “bioequivalent” to a brand-name drug if the rate and extent of absorption of the drug tests not significantly different from those of the brand-name drug. We perform our own stability testing. Bioequivalence testing is done through independent testing laboratories. The Company’s research and development includes conducting market research and patent research on brand name and generic pharmaceuticals in order to determine which products we may want to develop. We develop selected products, which include product formulation, bioequivalence testing, and analysis, and manage the development process of all our potential filings. We coordinate development provided by Sun Pharma and continue development and testing in order to scale up to commercial batch sizes. We also integrate the work of other third party developers whose development projects run parallel with our own in order to improve the number of filings we submit annually. Our development list consists of both near term launches and launches that we intend to market several years in the future.

          We incurred total R&D Expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006 as set forth below:

Fiscal 2008	$29.7 million
Fiscal 2007	$22.4 million
Fiscal 2006	$43.5 million

The non-cash R&D Expense for the Fiscal 2008, Fiscal 2007 and Fiscal 2006 are set forth below:

Fiscal 2008	$11.3 million
Fiscal 2007	$11.8 million
Fiscal 2006	$35.1 million

          The non-cash technology transfer charges are for research and product development provided by Sun Global. Series B convertible preferred stock was issued on an ongoing basis to Sun Pharma and its affiliates under the Products Agreement between the Corporation and Sun Global in exchange for the formulations of technology products delivered by Sun Global to the Corporation. The resulting amount of research and development expense was charged to operations and was determined based on the fair value of the preferred shares on the date the respective product formula passed its bio-equivalency studies. The fair value of such shares was based upon a valuation performed by Donnelly Penman and Partners, an independent, third party valuation firm. The exchange of shares for each formulation was prior to the initial ANDA submission to the FDA. As disclosed previously, technologies for all of the 25 products under the products agreement have been transferred and all of the related preferred shares have been issued. This concludes the obligations between the parties and there will be no further issuances of preferred stock under this agreement.

          We were responsible for submission of the ANDAs for these transferred formulations for FDA approval. In our experience, generally the submission of the ANDA to the FDA was approximately thirty days after the receipt of notice that the proposed drug product formula passed its bio-equivalency study and accelerated stability studies. An ANDA contains data related to a generic drug product which is submitted to the FDA for review and approval. The FDA must first determine the completeness of the filing and may deny the filing if it is incomplete. There are various reviews that are completed, including bio-equivalency, chemistry, manufacturing, and labeling. The bio-equivalency of a generic drug product is established by measuring the rate and level of active ingredient(s) in the bloodstream of healthy human subjects over a period of time. These pharmacokinetic parameters and results are compared with the innovator’s drug product. The bioequivalency results of the proposed generic drug product must meet pharmacokinetic standards set forth by the FDA. Accordingly, the generic version of a drug product must generally deliver the same amount of active ingredients into the bloodstream within the same timeframe as that of the innovator drug product. Following an indication that the generic drug product has passed its bio-equivalency study, the generic drug product will undergo reviews for chemistry, manufacturing and labeling. In each case, the FDA has an opportunity to raise questions or comments, or issue a deficiency letter. In the event that one or more deficiency letters are issued by the FDA, the submission of the ANDA may be halted or delayed as necessary to accommodate the correction of any such deficiencies and the completion of any additional reviews required. Minor deficiencies traditionally could delay the approval anywhere from 10 days to 90 days or more. Major deficiencies could stop the evaluation process. A restart of the FDA review process after a major deficiency could take up to as many as 180 days or more. Generally, any deficiencies we have experienced have been minor though at times approvals have faced considerable delays.

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

          We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration (“DEA”) and other authorities, which conduct periodic inspections to ensure that the Company’s facilities remain in compliance with cGMP regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations.

          Typically, after the FDA completes its inspection, it will issue the Company a report on Form 483, containing the FDA’s observations of possible violations of cGMP. Such observations may be minor or severe in nature. The degree of severity of the observation is generally determined by the time necessary to remediate the cGMP violation, any consequences upon the consumer of the Company’s drug products, and whether the observation is subject to a Warning Letter from the FDA. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

          The failure of a facility to be in compliance may lead to regulatory action that could result in production interruptions, product recalls or delays in drug approvals. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. The impact of one or more of these actions could have a material adverse effect on the Company’s business.

          The FDA recently concluded an inspection in February 2008. This specifically addressed a follow up to a voluntary class II recall the Company performed in January 2008 on one strength of its metformin products we currently market. The product recall announced by the FDA was limited to a single compression machine malfunction, and affected two lots. The Company chose to recall seven lots that were produced on that particular machine as an additional safeguard. The Company was issued a notice on Form 483. The Company has responded accordingly and we believe we remain substantially compliant. In May 2008 an investigation was initiated as part of a standard cGMP inspection and pre-approval inspection for three products. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance in quality. This support is derived from the improvement of systems, training on risk management and cGMP, while adding the appropriate level of personnel to support our growth. Additionally, we have invested in more automation for improved output and quality. During Fiscal 2008, in addition to our own internal audits we have retained outside companies to audit both the laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits were based on a historical look back and offered improvements based on Caraco’s future requirements.

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

          As previously disclosed, we currently manufacture several products that are regulated as Drug Efficacy Studies Implementation, or DESI products. These products do not require the submission of an ANDA or an NDA to the FDA. These products are, however, subject to cGMP compliance. Also, while products within this DESI classification require no prior approval from the FDA before marketing, they must comply with applicable FDA monographs, which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case we might be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while we may have to incur costs to comply with any such changes, disruption of distribution is not likely (but there is the possibility it can occur).

          FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with FDA’s cGMP standards. The ANDA filing and approval process takes approximately 12 to 18 months. or may at times take even longer. The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether or not the maker of the applicable branded drug is entitled to the protection of one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of a patent expiration if the manufacturer undertakes studies on the effect of their product in children (a so-called “pediatric extension”). FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bio-equivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bio-equivalency studies are conducted.

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

          The DEA conducts inspections of pharmaceutical company facilities bi-annually. Each domestic drug product-manufacturing establishment must be registered with the FDA. Establishments, like ours, handling controlled substances, must be licensed by the DEA. We are licensed by both the FDA and DEA.

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

Competition

          The generic pharmaceutical industry is undergoing rapid and significant changes due to increasing numbers of generic manufacturers, introduction of authorized generics, technological advancement and consolidation among the customers. Many of our competitors have greater financial, production, and research and development resources and greater name recognition. Competition continues to be intense, which could result in further erosion of prices and profit margins. The number of generic manufacturers both domestic and from overseas is increasing, resulting in increased pricing pressure. The most significant means of competition are price, innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service and reputation. Other principal competitive factors in the generic pharmaceutical market are the ability to be the first company, or among the first companies, to introduce a generic product after the related patent expires, methods of distribution, maintenance of inventories for timely delivery, and breadth of product line. Approvals for new products may have a synergistic effect on a company’s entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from the same source. We believe that price is the most significant competitive factor in the generic industry, particularly as the number of generic entrants with respect to a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. We compete by keeping our prices competitive, selecting appropriate products, based on therapeutic segments, market sizes and number of competitors manufacturing the products, by providing reliability in the timely delivery, and in the continued quality, of our products.

Line of Credit

          The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2008. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2008. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 3.45% and 4.25%, respectively, as at March 31, 2008.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants as at March 31, 2008. There are no borrowings under this Credit Agreement at March 31, 2008.

Employees

          We had a total of 662 and 446 full-time equivalent and contract employees at March 31, 2008 and 2007, respectively, engaged in research and development, manufacturing, quality assurance, quality control, administration, sales and marketing, materials management, facility management and packaging. Most of our scientific and engineering employees have had prior experience with pharmaceutical or medical products companies, including Sun Pharma. See “Sun Pharmaceutical Industries Limited.”

          A union represents substantially all of our permanent, full-time hourly employees. In September 2004, we successfully negotiated a four-year collective bargaining agreement with the union. This agreement sets forth the minimum wage increases which the union employees will receive in each of the next four years, and thereby giving us and the union employees, we believe, a measure of certainty and stability. The collective bargaining agreement with the union is set to expire in September 2008, whereupon the Corporation and the union expect to enter into a new agreement.

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

ingredients;

•

development and commercializing new products is time consuming, costly and subject to various factors, including litigation brought by our competitors, that may delay or prevent the development and commercialization of new products expected to market.

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

          In 1993, we entered into a products agreement with an unaffiliated generic drug company (the “Non-Affiliate”). Under the agreement, two products were to be delivered to us in exchange for royalties and options. Pursuant to the agreement, we received a formulation for one product (the “Product”) from the Non-Affiliate. However, we have determined that the formula provided to us by the Non-Affiliate with respect to the Product is different than the formula submitted and approved by the FDA and marketed by us. Accordingly, since April 2003, we have discontinued the accrual of royalties. The Product has been one of our top selling products. There is no assurance that the Non-Affiliate will not challenge our determination and make a claim that those royalties and/or options are owed. If successful, such a claim could have a material adverse effect on our results of operations.

Our policies regarding returns and chargebacks by wholesalers may reduce our revenues in future fiscal periods.

          Based on industry practice, generic product manufacturers including Caraco have liberal return policies and make decisions whether or not to provide shelf stock allowances (or credits) for inventories on product that has already been sold to the customer, but are still in their hands. If a new competitor enters the marketplace and significantly lowers the price of any of its competing products, it is possible that we would make a decision to reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to chain drug retail, group purchasing organizations, or other retail customers.

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

          The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. If it is found that we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding relating to patent infringement and/or product liability could prevent us from manufacturing and selling a product(s), which could negatively affect our financial condition and results of operations. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because, among other things, of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. We market product formulations on behalf of Sun Pharma which have been filed under the Para IV certification process with the FDA. Para IV filings generally result in patent infringement litigation. While our liability for patent infringement is capped at the fixed margin percentage and we are indemnified by Sun Pharma, damages may be significant and could have a material adverse effect on our operations.

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

From time to time a relatively small group of products could represent a significant portion of our sales and if the products sales of these product decline unexpectedly it could have a negative material effect on our business and could cause the market value of our common stock to decline.

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

We depend primarily on Sun Pharma to assist us in our research and development.

          Sun Pharma could determine that its own research and development takes precedence over the research and development it provides to Caraco. Though we believe we have made efforts to mitigate this risk by working with other third party developers and increasing our own research and development capabilities, there could be a development gap if Sun Pharma chose to prioritize their internal projects over Caraco’s development projects. This could cause a gap in our research and development timelines until we achieve further increase of our own capabilities. Any gap could possibly cause future growth deficits until resolved.

We depend on Sun Pharma for the active pharmaceutical ingredients that we use to manufacture our products,

          We typically purchase many active pharmaceutical ingredients (i.e. the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from Sun Pharma. Sun Pharma could face supply issues or not be capable of supplying the raw material for certain products we manufacture. While we have begun the process of identifying and contracting with other third party suppliers, any disruption in Sun’s supply could cause lower sales or possibly lower margins until we negotiate with new suppliers and gain the requisite approvals to manufacture our product with a new raw material source.

          We maintain safety stocks in our raw materials inventory and where we have listed only one supplier in our applications with the FDA, we have, in certain cases, received approval for the ability to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide.

We have various marketing agreements with Sun Pharma and its affiliates that may not be renewed.

          Sun Pharma along with its affiliates, and Caraco have various marketing agreements that are based on an offer and acceptance to market various products that Sun Pharma has filed or will file with FDA. Though Sun Pharma’s majority ownership would most likely provide a vested interest in the health and success of our Company, there is no assurance that Sun Pharma will offer us products under, or renew, these marketing agreements.

DEA quotas may be restricted, limiting our ability to have enough product to manufacture and market these products each year,

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

          A significant portion of our net revenues are derived from sales to a limited number of customers. As such, a reduction in or loss of business with one customer, or if one customer were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected. See Item 1. Business – Sales and Customers for additional information.

We manufacture our product line predominately from one FDA approved facility. There is a possibility that our production could be negatively impacted by a business disruption or closure of this facility.

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

          During Fiscal 2008, the Company commenced construction on the expansion of its primary facility located in Detroit, Michigan. The expansion will occur on the acreage the Company acquired for $0.3 million directly adjacent to its existing manufacturing facility. Once completed, this will add approximately 140,000 square feet to our manufacturing facility and is expected to be operational by end of Fiscal 2009. In addition, the Company commenced use of its newly acquired packaging facility located in a suburb of Detroit, Michigan. During Fiscal 2007, the Company acquired this packaging facility for $1.7 million. This 33,369 sq. ft. facility was previously owned and operated by a third party packager of our portfolio of products. This acquisition has already improved our overall costs in packaging, bottling and increased our production.

          During Fiscal 2008, we have leased an approximately 137,500 square foot facility located in a suburb of Detroit for finished goods distribution, storage of inventory and office space. The lease expires in 2018 and includes an option to renew until 2023.

          We have leased an approximately 55,000 square foot facility located near our primary facility for finished goods distribution, storage of inventory and office space. The lease expires in March 2009 and includes an option to renew until 2011.

          We also have leased an approximately 13,000 square foot office space for our administrative, sales and marketing and accounting staff. The lease expires in October 2008.

          We have invested approximately $5.1 million during Fiscal 2008 as compared to $6.0 million during Fiscal 2007 and $3.6 million during Fiscal 2006 to upgrade our facilities and production.

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

          As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey. A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan. Both complaints allege, inter alia, that Sun Pharma’s filing of ANDA 78-359 - seeking approval to market its generic version of Schering’s Clarinex® drug product - infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that Caraco Pharmaceutical Laboratories, Ltd. (“Company”) either directly infringed the ‘274 patent by aiding in the filing of Sun Pharma’s ANDA, or will induce others to infringe by marketing and/or selling Sun Pharma’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun Pharma’s ANDA any earlier than the claimed expiration date. The ANDA filed by Sun Pharma contains a Paragraph IV certification challenging the ‘274 patent. Sun Pharma believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun Pharma’s or Company’s manufacture, use or sale of the product and both Sun Pharma and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

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

          On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007 before the U.S. Court of Appeals for the Federal Circuit. On April 1, 2008, the Federal Circuit granted Caraco’s appeal, holding that an actual case or controversy did exist and that Caraco should be allowed to maintain its declaratory judgment action regarding the ‘941 patent. Forest has indicated it plans to request a rehearing of Caraco’s appeal en banc.

          As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® brand tramadol/acetaminophen drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil sought an order from the district court which, among other things, directed the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contained a Paragraph IV Certification challenging the Ortho-McNeil patent. The Company asserted that the Ortho-McNeil patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Since filing this action, Ortho-McNeil has entered into a license agreement with another manufacturer which has launched its product generically while another manufacturer has launched its approved generic at risk. On October 19, 2005 the Company’s motion for summary judgment was granted. On December 19, 2005, the FDA approved the manufacture, use and sale of the Company’s generic product. Ortho-McNeil filed an appeal of the finding of non-infringement by the district court with the United States Court of Appeals for the Federal Circuit. On January 19, 2007, the United States Court of Appeals for the Federal Circuit affirmed the United States District Court for the Eastern District of Michigan decision granting the Company’s motion for summary judgment. Additionally the United States Patent and Trademark Office has approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On September 26, 2006, the Company filed an answer denying, among other things, that its generic product infringes any valid claims of Ortho-McNeil’s reissue patent. On December 10, 2007, the Company filed a motion for summary judgment that the reissue patent was obvious and therefore invalid as a matter of law. This motion was granted by Judge Cavanaugh of the District of New Jersey on April 17, 2008. Ortho-McNeil has indicated it intends to appeal Judge Cavanaugh’s ruling.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          We did not submit any matters to a vote of security holders in the fourth quarter of Fiscal 2008 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s and Affiliates’ Purchases of Equity Securities.

          Our common stock is listed on the American Stock Exchange under the symbol “CPD.” The following table sets forth for Fiscal 2008, Fiscal 2007 and Fiscal 2006, the high and low sales prices for each of the applicable quarters.

Fiscal 2008	High	Low
First Quarter	$16.20	$12.10
Second Quarter	$17.12	$12.71
Third Quarter	$17.17	$13.14
Fourth Quarter	$18.50	$14.90

Fiscal 2007	High	Low
First Quarter	$13.10	$9.00
Second Quarter	$11.99	$8.15
Third Quarter	$14.00	$9.98
Fourth Quarter	$14.99	$10.50

Fiscal 2006	High	Low
First Quarter	$8.97	$7.06
Second Quarter	$9.29	$8.10
Third Quarter	$9.81	$7.50
Fourth Quarter	$13.42	$8.76

          As of June 9, 2008 there were 84 registered holders of our common stock.

          During Fiscal 2008 and 2007, 4,352,000 and 1,632,000 shares of preferred stock were converted into equal number of common stock and issued to Sun Pharma Global Inc., respectively.

          Under the products agreement with Sun Global, as previously described, during Fiscal 2008 we issued to Sun Global 1,088,000 preferred shares in exchange for the transfer of two products. During Fiscal 2007, we issued to Sun Global 1,632,000 preferred shares in exchange for the transfer of three products and during Fiscal 2006, we issued to Sun Global 4,896,000 preferred shares in exchange for the transfer of nine products. As of March 31, 2008, all 25 of the products under this agreement have been selected and all of these 25 products have passed their respective bio-equivalency studies. The final product was transferred to Caraco during the third quarter of Fiscal 2008, which concludes the obligations between the parties under this agreement.

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

Item 6. Selected Financial Data

          The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere herein. The summary balance sheet data as of March 31, 2008 and 2007 and summary statements of operations data for the years ended March 31, 2008, 2007 and 2006, are derived from and qualified by reference to the audited financial statements of the Company which are included elsewhere herein. The summary balance sheet data as of March 31, 2006, 2005 and December 31, 2004 and the summary of the statements of operations for the Transition period ended March 31, 2005 and years ended December 31, 2004 and 2003 is derived from the audited financial statements of the Company which are not included herein and have been previously filed with the SEC.

Financial Data

	(In thousands, except per share data)

	Year ended March 31,			Transition Period Ended March 31,	Year ended December 31,
Statements of operations data	2008	2007	2006	2005	2004	2003

Net sales	$350,367	$117,027	$82,789	$17,337	$60,340	$45,498
Cost of goods sold	265,652	59,243	41,873	7,879	24,441	19,507

Gross profit	84,715	57,784	40,916	9,457	35,899	25,991

Selling, general and administrative expenses	14,322	9,880	8,183	1,879	5,277	7,363
Research and development costs – affiliate – non cash	11,321	11,761	35,055	10,200	24,397	3,103
Research and development costs – other	18,366	10,591	8,437	1,720	6,053	3,112

Operating income / (loss)	40,706	25,552	(10,759)	(4,342)	172	12,412

Other income / (expense)	1,688	1,306	336	20	(371)	(1,189)

Income (loss) before income taxes	42,394	26,858	(10,423)	(4,322)	(199)	11,223

Income tax expense	7,006	—	—	—	—	—

Net Income / (Loss)	35,388	26,858	(10,423)	(4,322)	(199)	11,223

Net Income / (Loss) per share
Basic	1.19	1.02	(0.39)	(0.16)	(0.01)	0.46
Diluted	0.89	0.72	(0.39)	(0.16)	(0.01)	0.44

Weighted Average Shares Outstanding:
Basic	29,657	26,447	26,392	26,348	24,734	24,137
Diluted	39,914	37,255	26,392	26,348	24,734	25,482

Financial Data (continued)

(In thousands)

					As of December 31, 2004
	As of March 31,
Balance Sheet Data	2008	2007	2006	2005

Current assets	$500,022	$95,439	$62,282	$32,938	$24,857

Property, plant and equipment, net	21,267	19,030	14,960	12,897	12,546
Deferred income taxes	16,986	—	—	—	—
Total assets	538,275	114,469	77,242	45,835	37,403
Current liabilities	395,495	19,276	20,864	14,149	11,627
Long term debt	—	—	—	—	—
Total liabilities	395,495	19,276	20,864	14,149	11,627
Stockholders’ Equity	142,780	95,193	56,378	31,686	25,776
Working Capital	104,527	76,163	41,418	18,789	13,230

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

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant estimates include our provisions for price adjustments (primarily chargebacks), valuation allowances for deferred tax assets, and valuation of inventory.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Revenue Recognition

          Revenue from product sales, both manufactured and distributed, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, shipment of the goods has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel, chain drug stores, distributors, and managed care customers. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience and current market trends adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance.

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

1. The historical data of chargebacks as a percentage of sales, as well as actual chargeback reports received from our primary wholesaler customers.

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

          Such estimated amounts, in addition to certain other deductions, are deducted from our gross sales to determine our net revenues. The amount of actual chargebacks claimed could be either higher or lower than the amounts we accrued. Changes in our estimates, if any, would be recorded in the income statement in the period the change is determined. If we materially over or under estimate the amount that will ultimately be charged back to us by our wholesale customers, there could be a material impact on our financial statements.

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

Product returns and other allowances

          In the pharmaceutical industry, customers are normally granted the right to return product for credit if the product has not been used prior to its expiration date. Our return policy typically allows product returns for products within a twelve month window from six months prior to the expiration date and up to six months after the expiration date. We estimate the level of sale, what will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience, if necessary. The primary factors we consider in estimating our potential product returns include shelf life of expiration date of each product and historical levels of expired product returns. In case we become aware of any returns due to product related issues, such information from the customers is used to estimate an additional reserve. The amount of actual product return could be either higher or lower than the amounts we accrued. Changes in our estimates, if any, would be recorded in the income statement in the period the change is determined. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact on our financial statements.

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

Gross Sales and Related Reserves

          Our gross sales for Fiscal 2008 were $638.6 million as compared to $316.6 million for Fiscal 2007. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 45% for Fiscal 2008 as compared to 63% for Fiscal 2007. Net sales for Fiscal 2008 were $350.4 million as compared to $117.0 million for Fiscal 2007. The primary cause of the lower sales allowances by almost 18% for Fiscal 2008 is due to the impact of the gross sales versus the net sales on two products (oxcarbazepine and pantoprazole tablets) reflecting lesser discounts between the gross sales and the net sales calculation than the rest of our product line. Sales on this product were a significant portion of our overall sales for the year. Excluding these two products, sales allowances for Fiscal 2008 were 59% as compared to 63% for Fiscal 2007. The lower discount percentage was also due to changes on our wholesale acquisition price (WAC) on various products during the current year to date combined with the change in the mix of customers and products we sell.

          The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2007 and Fiscal 2008.

(In thousands)

		Allowances charged to Gross Sales
	Balances at beginning of period	Current Period	Prior Period	Credits taken by customers	Balance at the end of period
Fiscal 2007
Chargebacks, rebates & shelf stock adjustments	$11,467	$190,586	-0-	$169,415	$32,638
Returns and other allowances	1,500	9,000	-0-	6,748	3,752
Doubtful Accounts	100	-0-	-0-	-0-	100

Fiscal 2008
Chargebacks, rebates & shelf stock adjustments	$32,638	$273,070	-0-	$226,803	$78,905
Returns and other allowances	3,752	15,168	-0-	13,647	5,273
Doubtful Accounts	100	346	-0-	328	118

Income Taxes

          As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have net deferred tax assets before valuation allowance of $17.3 million and $7.5 million at March 31, 2008 and March 31, 2007, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a federal income tax provision of $7.0 million during Fiscal 2008. No such provision or benefit was recorded for Fiscal 2007. We have not provided for any valuation allowance as of March 31, 2008, as compared to a valuation allowance of $7.0 million as of March 31, 2007. Based upon the level of projected future taxable income over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of March 31, 2008, we had federal net operating loss carryforwards (“NOLs”) of approximately $3.0 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce taxable income and will expire between Fiscal 2008 and Fiscal 2012. The decrease in the NOLs from March 31, 2007 to March 31, 2008 is due to a Company elected change in the first quarter of Fiscal 2008 in the amortization of certain intangibles (primarily technology transfer costs) for income tax purposes only and the utilization of a portion of the available NOLs to offset estimated Fiscal 2008 taxable income. As a result of this election, NOLs of approximately $15 million were converted for tax purposes into an intangible asset that results in future tax amortization. The elected change results in no material impact on previously reported operating results. In addition, as a result of the election, the current tax liability for the year ended March 31, 2007 increased, and a deferred tax asset is recognized for financial reporting purposes.

          The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of Fiscal 2008. The Company has determined that no adjustments for unrecognized tax benefits are necessary as a result of the adoption of FIN 48.

          The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has not been a subject of an IRS examination. The Company’s federal statute of limitations has expired for years prior to 2003.

Inventory

         We value inventories at the lower of cost or market. We determine the cost of raw materials, work in process and finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired for R&D on products yet to be launched are written off in the year of acquisition. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. We must also make estimates about the amount of manufacturing overhead to allocate to our finished goods and work in process inventories. Although the manufacturing process is generally similar for our products, we must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production step. Accordingly, the assumptions we make can impact the value of reported inventories and cost of sales. In the latter part of Fiscal 2008, we purchased products from Sun Global as part of our distribution and sale agreement with Sun Pharma for sales on Para IV products. These purchases account for the primary increase in inventory as disclosed in our Balance Sheet. We estimate the need of inventory to support our sales forecast and product launches and believe that even though inventories have significantly increased, the sales of the increased inventory is realizable. If the sale of the product is not allowed by any regulatory authority and Sun Pharma does not file a timely appeal, we would have various rights to return the product to Sun Pharma.

FDA Compliance

          The FDA recently concluded an inspection in February 2008. This specifically addressed a follow up to a voluntary class II recall the Company performed in January 2008 on one of the strengths of its metformin products it currently markets. The product recall announced by the FDA was limited to a single compression machine malfunction, and affected two lots. The Company chose to recall seven lots that were produced on that particular machine as an additional safeguard. The Company was issued a notice on Form 483. The Company has responded accordingly and we believe we remain substantially compliant. In May 2008 an investigation was initiated as part of a standard cGMP inspection and pre-approval inspection for three products. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance in quality. This support is derived from the improvement of systems, training on risk management and cGMP, while adding the appropriate level of personnel to support our growth. Additionally we have invested in more automation for improved output and quality. During Fiscal 2008, in addition to our own internal audits we have retained outside companies to audit both the laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits were based on a historical look back and offered improvements based on Caraco’s future requirements. The audits also included follow up on recommendations of best practices made by the FDA. We continue to focus on improving the amount of support in both quality assurance and quality control in order to continually improve our performance and outcome in quality. We have focused our attention for continual improvement of our Corrective And Preventative Actions and cGMP, while adding the appropriate level of personnel to support our growth during Fiscal 2008. Should the FDA issue any observations, the Company will respond to its observations with corrective actions immediately and effectively. Additionally we have made significant investments in production equipment with automated features which offer consistent control and ease in production.

          We remain extremely pro-active in regards to growing our business appropriately. We continue to grow the analytical staff, which is currently at 69 employees, thereby enabling the laboratory to better cope with a significantly increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance. Our manufacturing personnel are going through more rigorous training at the time of hire, and thereafter, in order to maintain our compliance and quality.

Overview of Fiscal 2008

          The Company is engaged in the business of developing, manufacturing, marketing and distributing generic and private-label pharmaceuticals to the nation’s largest wholesalers, distributors, warehousing and non-warehousing chain drugstores and managed care providers, throughout the U.S. and Puerto Rico.

          Our Company has experienced significant top line growth primarily due to increased marketing of products distributed on behalf of Sun Pharma. Our base business also experienced continued growth. During Fiscal 2008, we entered into a distribution and sale agreement for the distribution of Para IV products, which, together with sales under our marketing agreement with Sun Pharma, helped us increase revenues by almost three times in the current fiscal year. This level of growth year over year may not be sustainable and is primarily due to the launch of two products during the third and fourth quarter of Fiscal 2008. Also during Fiscal 2008, the final two products of the 25 product agreement with Sun Pharma passed their respective bio-equivalency studies. With this, technologies for all the products under the agreement have been transferred and all of the related preferred shares have been issued.

          We recorded net sales of $350.4 million during Fiscal 2008 compared to $117.0 million during Fiscal 2007. We have generated cash from operations of $27.8 million during Fiscal 2008 as compared to $27.9 million during Fiscal 2007. This cash was generated after funding our working capital requirements of $5.0 million and $12.8 million during the relevant periods. We earned a net pre-tax income of $42.4 million during Fiscal 2008 compared to a net pre-tax income of $26.9 million during Fiscal 2007. The higher income was primarily due to increased sales volumes resulting from an increased number of products being distributed, and the launch of certain Para IV products towards the end of the fiscal year 2008. At March 31, 2008, we had stockholders’ equity of $142.8 million as compared to stockholders’ equity of $95.2 million at March 31, 2007.

          In January 2005, the Company changed its fiscal year end from December 31 to March 31 to better align our financial reporting with our parent company, Sun Pharma. The following discussion of historical operating results compares Fiscal 2008 to Fiscal 2007 and Fiscal 2007 to Fiscal 2006.

Fiscal 2008 Compared to Fiscal 2007

          Net Sales. Net sales for the relevant periods of 2008 and 2007 were $350.4 and $117.0 million, reflecting an increase of 199%. The increase was primarily due to sale of Para IV and other products being launched by the Company on behalf of Sun Pharma under the distribution and sale and marketing agreements we have with Sun Pharma. Currently, we manufacture and market all except three of our approved products. Excluding oxcarbazepine and pantoprazole sodium tablets, the sales mix amongst various products continues to be more diversified as the sales of three products accounted for 42% for Fiscal 2008 compared to sales of four products accounting for approximately 69% of net sales during Fiscal 2007. Overall, sales for two products (oxcarbazepine and pantoprazole sodium tablets) accounted for approximately 55% of net sales for Fiscal 2008 compared to sales of four products accounting for approximately 69% of net sales during Fiscal 2007. See Note 1 to Financial Statements – Revenue Recognition for explanation of the determination of net sales.

          Gross Profit. We earned a gross profit of $84.7 million as compared to a gross profit of $57.8 million during the relevant periods, reflecting an increase of 47%. The increase in gross profit was due to higher sales, primarily of distributed products including new launches of Para IV products, under the agreements with Sun Pharma.

          The gross profit margin decreased to 24% in Fiscal 2008 from 49% in Fiscal 2007. The decrease was primarily due to the weight of increased sales of distributed products versus the sale of manufactured products which had an impact on the overall margins. Net sales for distributed products during Fiscal 2008 were $225.1 million compared to $4.6 million for Fiscal 2007. The gross profit margin on other than Para IV distributed products sold was 14% and 30% for Fiscal 2008 and Fiscal 2007, respectively. The current margins are near our expectations for distributed products other than Para IV products. Products that are part of the Para IV distribution and sale agreement currently earn a gross profit margin of 8%. Net sales for manufactured products were $125.3 million during Fiscal 2008 compared to $112.4 million for Fiscal 2007. The gross profit margin for manufactured products was 49% for Fiscal 2008, as compared to 50% for Fiscal 2007. Manufactured product margins have remained fairly stable and are slightly lower, primarily due to overall erosion in sales prices partially offset by sales of our product mix. We are hopeful that these margins continue as we manage, among other things, various factors such as changes in product sales mix, the balance of product sold to the various classes of trade, new product launches and continued price erosion. As anticipated, the distribution margins, as a percentage of sales, were in the mid-teens excluding Para IV distributed products. We can not determine the weight of distributed product sales versus manufactured product sales in any given period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved. The sales generated from both of the distribution and sale agreement dated January 29, 2008 and the marketing agreement dated January 19, 2007 are recognized under distributed products which we segregate from manufactured sales and are accordingly disclosed in Note 13 of Notes to Financial statements under Segment Reporting.

          Selling, General and Administrative Expense. Selling, general and administrative expenses during the relevant periods were $14.3 million and $9.9 million, representing an increase of 44%. The increase was mainly due to higher marketing and administrative efforts relative to the increase in sales. SG&A expenses, as a percentage of net sales improved to 4% for Fiscal 2008, as compared to 8% for Fiscal 2007.

          Research and Development Expenses. Total R&D expenses were $29.7 million for Fiscal 2008 and $22.4 million for Fiscal 2007. Actual cash research and development expenses were $18.4 million for Fiscal 2008 and $10.6 million for Fiscal 2007. We incurred non-cash research and development expenses (technology transfer cost) of $11.3 million for the 1,088,000 shares of preferred stock for two product transfers during Fiscal 2008 as compared to $11.8 million for the 1,632,000 shares of preferred stock for three product transfers during Fiscal 2007. The cash R&D expenses during Fiscal 2008 were higher compared to those during Fiscal 2007 primarily due to increased patent related expenses, increased R&D activity, including milestone payments for outside development and increases in other expenses in an effort to file additional products with the FDA. We filed eight ANDAs relating to seven products with the FDA during Fiscal 2008. We also submitted five other filings to the FDA for new strengths on existing ANDAs and for new sources on the Active Pharmaceutical Ingredients (API). Subsequent to the end of the fiscal year, we received approval for one ANDA relating to one product and filed one ANDA relating to one product. This brings our total number of ANDAs pending approval by the FDA to 27 (including four tentative approvals) relating to 19 products.

          Net Other Income. We earned net other income of $1.7 million during Fiscal 2008 as compared to $1.3 million during Fiscal 2007. The net interest income during the relevant periods were $1.8 million and $1.1 million, respectively, after incurring interest expense of zero dollars and twenty-eight thousand dollars in the respective periods. The higher interest income is reflective of our increase in cash balances during Fiscal 2008.

          Income Tax Provision. We recorded an income tax provision of $7.0 million during Fiscal 2008. There was no such provision or benefit recorded for Fiscal 2007. As the Company continues to be profitable, and the fact that all of the net operating loss carryforwards have been utilized or are limited, the Company is expected to pay income taxes on current profits. Also see discussion under “Income Taxes” above.

          Results of Operations. We earned a net pre-tax income of $42.4 million in Fiscal 2008, compared to a net pre-tax income of $26.9 million in Fiscal 2007. Net income increased to $35.4 million during Fiscal 2008 from net income of $26.9 million during the Fiscal 2007. The improvement in results of operations was primarily due to the increase in sales volume during Fiscal 2008 over Fiscal 2007.

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

          Gross Profit. We earned a gross profit of $57.8 million as compared to a gross profit of $40.9 million during the relevant periods, reflecting an increase of 41% which is consistent with our growth in net sales. The increase in gross profit for the relevant periods is primarily due to higher sales, new product launches and an improved balance in the mix of customers or the class of trade and product selection being sold partially offset by price erosion during the year.

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

          Net Other Income. We earned net other income of $1.3 million during Fiscal 2007 as compared to $0.3 million during Fiscal 2006. The net interest income during the relevant periods were $1.1 million and $0.2 million respectively after incurring interest expense of twenty-eight thousand dollars and four thousand dollars in respective periods. The higher income is reflective of our increase in cash balances during Fiscal 2007.

          Results of Operations. We earned a net income of $26.9 million during Fiscal 2007 as compared to net loss of $10.4 million during the Fiscal 2006. The higher results of operation are primarily due to higher volumes of sales and lower non-cash R&D expenses.

Liquidity and Capital Resources

          Fiscal 2008 and Fiscal 2007

          We generated cash from operations of $27.8 million during Fiscal 2008, compared to $27.9 million in Fiscal 2007.

Accounts receivable increased to $135.9 million at March 31, 2008 from $26.1 million at March 31, 2007 due to higher net sales in the fourth quarter this year, compared to the same period last year. Accounts receivable is 63 days sales outstanding (DSO) as of March 31, 2008 versus 72 days outstanding at the end of Fiscal 2007. There has been cash outflow due to payment of federal income taxes of $24.2 million as a result of a change in the Company’s tax position (see discussion under “Income Taxes” above). Inventory levels for Fiscal 2008 are equivalent to 142 days sales on hand as compared to 88 days for the relative period of Fiscal 2007. The inventory as of March 31, 2008, includes a build up for Para IV products launched in the last quarter of Fiscal 2008. We believe inventory, though considerably higher than previous periods, will generate future revenues. If the sale of the product is not allowed by any regulatory authority and Sun Pharma does not file a timely appeal, we would have various rights to return the product to Sun Pharma. Excluding the inventory for these products, inventory levels were equivalent to 94 days sales as compared to 88 days for the relative period of Fiscal 2007.

          At March 31, 2008, we had working capital of $104.5 million compared to working capital of $76.2 million at March 31, 2007. The increase in working capital in Fiscal 2008 is due to an increase in accounts receivable, an increase in inventory balances resulting from higher sales volumes and a build up of inventory for Para IV products recently launched, and an increase in prepaids due to an increase in a contractual deposit with a certain customer, partially offset by higher accounts payable balances related to the higher inventory levels. We believe inventory, though considerably higher than previous periods, will generate future revenues, or are returnable under certain conditions. Additionally, we have available a $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years.

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

          At March 31, 2007, we had working capital of $76.2 million compared to working capital of $41.4 million at March 31, 2006. The working capital was significantly higher due to higher receivables and inventories at the end of March 2007 compared to that at March 31, 2006, and also due to reduction of current liabilities.

          The following tables present a summary of each of the four quarters of Fiscal 2008 and Fiscal 2007. The unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. Our quarterly operating results have varied in the past, may continue to do so and are not necessarily indicative of results for any future period.

Fiscal 2008 – April 1, 2007 to March 31, 2008 (unaudited)

(In thousands, except per share data)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Net Sales	$35,400	$41,355	$81,860	$191,752

Gross Profit	15,868	18,016	23,285	27,546

Net Income	8,515	4,621	10,773	11,479

Net Income Per Share

Basic	0.30	0.16	0.37	0.37

Diluted	0.22	0.12	0.28	0.28

Fiscal 2007 – April 1, 2006 to March 31, 2007 (unaudited)

(In thousands, except per share data)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Net Sales	$24,751	$28,280	$31,257	$32,739

Gross Profit	13,008	14,234	15,131	15,411

Net Income	4,986	2,311	10,059	9,502

Net Income Per Share

Basic	0.19	0.09	0.38	0.36

Diluted	0.13	0.06	0.26	0.25

Contractual Obligations and Off Balance Sheet Transactions

The following table summarizes the Company’s significant contractual obligations at March 31, 2008

(In millions)

	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$8.4	$1.1	$1.6	$1.6	$4.1

Capital commitment on account of building construction agreement	$11.5	$11.5	—	—	—

Milestone payments relating to various product development agreements	$0.8	$0.4	$0.4	—	—

          The events that would trigger the milestone payments relating to various product development agreements include signing the agreement, transfer of technology, passing the bio-equivalency study, filing the ANDA, approval of the ANDA, and commercial launch of the product. The determination of milestone payments assumes all of the conditions are satisfied and does not include profit-sharing, which cannot be estimated.

          There are no other contractual obligations requiring disclosure.

Off Balance Sheet Transactions

          None

Future Outlook

          We continue to believe the competitive environment we find ourselves in is conducive to our success. Due to our size and management structure, we believe that we are able to move swiftly and effectively. We are disciplined and have the aptitude to execute our plan. We believe we are substantially compliant with cGMP. We continue to invest in improved systems, equipment, training and personnel in quality assurance, quality control and manufacturing to improve our overall performance in quality. We have added considerable amount of infrastructure in quality and expect that we will continue to add additional infrastructure in manufacturing.

          Our expansion of our facilities should provide the capacity we need to supply our customers effectively. Our training and succession planning is being enhanced to support our growth and predict future operational efficiencies. We are working with local universities and technical schools in order to provide the proper talented employees required to perform in a highly regulated business. We anticipate improved productivity as our staff continues to increase their experience in their respective positions.

          Currently, we have 27 ANDAs pending approval at the FDA (including four tentative approvals) or 19 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products have also picked up momentum and this should permit us to grow at the level of our guidance as provided below. We now have twenty-two products, that we market (including our own manufactured products and those distributed on behalf of Sun Pharma), whose market share is ranked third or higher against the same products of our generic competitors. Based on our own development pipeline and the current agreements we have with Sun Pharma along with other third party developers we believe we will achieve 25% growth in sales for Fiscal 2009, compared to Fiscal 2008.

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

          As previously disclosed, under the products agreement dated November 21, 2002 between Sun Global and the Company, Sun Global agreed to transfer the technology for 25 products to the Company over a five year period in exchange for 544,000 preferred shares (which are convertible on a one-to-one basis into common shares) per product. Since the date of the products agreement, the Company has selected all 25 products for development and all of the 25 products have passed their respective bio-equivalency studies. The final product was transferred to Caraco during the third quarter of Fiscal 2008, which concludes the obligations between the parties and there will be no further issuances of preferred stock under this agreement.

          The Company intends to aggressively move forward with the development of new products. While the development of new products will increase our cash R&D expense and impact EPS, we believe that we will continue to have the cash and other means available to meet increased working capital requirements, fund potential litigation expenses relating to Paragraph IV certification and finance further capital investments. Product development is a critical element in meeting expectations in the future.

          We believe that Sun Pharma is a partner with a proven track record, and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 70% (approximately 76% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties, both domestically and abroad, that will complement the Sun Pharma’s development pipeline.

          During Fiscal 2007, the Company entered into three definitive agreements with different companies to develop four additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product only milestone payments in cash without any obligation to share profits in the future. During Fiscal 2008, we have signed two definitive agreements for two additional products. However the Company has terminated an agreement earlier entered into with one company for two of these products. This brings the total number of products being developed by unaffiliated third party developers to four.

          We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own internal product development. In order to improve the amount of filings during the fiscal 2008, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed eight ANDAs in Fiscal 2008, relating to seven products, and filed one ANDA relating to one product subsequent to the end of the fiscal year.

          As previously mentioned, in Fiscal 2007 we entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we have begun marketing a number of these products which are categorized as distributed products. In addition, on January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. Under the agreement, the Company participates in the sales opportunity on the products, and also shares the litigation risks to a limited extent based on percentage. If such claims are successful, however, they could have a material adverse effect on the Company. We have started marketing two products under this agreement including Pantoprazole sodium DR tablets. While increased distributed products may lower our overall gross profit margins, we do not have any of the associated costs other than routine marketing costs including freight, carrying costs, and actual purchase price. These agreements should provide for an alternate stream of products that will complement our internal research and development and our outsourced development. From time to time significant product launches such as we incurred under the distribution and sale agreement for Para IV products in fiscal 2008 may occur that will add near term growth that may or may not be sustainable in future periods. Additionally we will continue to work with Sun Pharma in effort to transfer future product technology on a cash basis similar to other third party developers. In addition in the future we may provide services to Sun Pharma, its affiliates and other third party pharmaceutical manufacturers relating to distribution of certain products, on a fee for service basis in effort to expand our product offerings and remain competitive.

          The various agreements referenced above will provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s plans for Fiscal 2009 include:

•	Continue to focus and improve on FDA compliance.

•	Increase research and development activities, with a view to increase the number of ANDA filings.

•	Look for potential acquisitions that either complement or are synergistic to our current business model

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected short and long-term growth while improving quality.

•	Increase cGMP training to accommodate growing staff and compliance

•	Build or lease new facilities to meet the increased demand for production and warehousing in short and long term.

•	Increased market share for certain existing products and recently introduced products

•	Enhanced customer reach and satisfaction.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

•	Increase revenue and cash by marketing ANDAs owned by Sun Pharma and other third parties.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings if necessary.

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

Line of Credit

          The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2008. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2008. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 3.45% and 4.25%, respectively at March 31, 2008.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at March 31, 2008. There are no borrowings under this Credit Agreement as at March 31, 2008.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-1 & F-2

2.	Report of Independent Registered Public Accounting Firm	F-3 & F-4

3.	Financial Statements:

	Balance Sheets as of March 31, 2008 and 2007	F-5 & F-6

	Statements of Operations for the years ended March 31, 2008, 2007 and 2006	F-7

	Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006	F-8

	Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	F-9

	Notes to Financial Statements	F-10 to F-35

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

          b.     There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for Caraco Pharmaceutical Laboratories Ltd. (the “Company”). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

          Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility of collusion or improper override of controls, or that misstatements due to error or fraud may occur that are not detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008, based upon the COSO framework criteria.

          The Company’s internal control over financial reporting as of March 31, 2008 has been audited by Rehmann Robson, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the Company’s Fiscal year ended March 31, 2008.

Item 11. Executive Compensation.

          The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the Company’s Fiscal year ended March 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the Company’s Fiscal year ended March 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the Company’s Fiscal year ended March 31, 2008.

Item 14. Principal Accountant Fees and Services.

          The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the Company’s Fiscal year ended March 31, 2008.

Part IV

Item 15. Exhibits Financial Statement Schedules.

(a)	1	Financial Statements

Page

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		F-1 & F-2

2.	Report of Independent Registered Public Accounting Firm		F-3 & F-4

3.	Financial Statements:

	Balance Sheets as of March 31, 2008 and 2007		F-5 & F-6

	Statements of Operations for the years ended March 31, 2008, 2007 and 2006		F-7

	Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006		F-8

	Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006		F-9

	Notes to Financial Statements		F-10 to F-35

	2	Financial Statement Schedules

None

	3	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(c)	Other Schedules

None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2008.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. Movens and / or Mukul Rathi, this 9th day of June, 2008, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitutes(s), may lawfully do or cause to be done by virtue hereof.

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
(a subsidiary of Sun Pharmaceutical Industries Limited)

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have audited the internal control over financial reporting of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) (a subsidiary of Sun Pharmaceutical Industries Limited) (the “Corporation”) based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO criteria”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed by, or under the supervision of, the corporation’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Corporation’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition on the Corporation’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended March 31, 2008 of the Corporation and our report dated May 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ Rehmann Robson

Troy, Michigan
May 29, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Caraco Pharmaceutical Laboratories, Ltd.
Detroit, Michigan

We have audited the accompanying balance sheets of Caraco Pharmaceutical Laboratories, Ltd. (a Michigan corporation) (a subsidiary of Sun Pharmaceutical Industries Limited) (the “Corporation”) as of March 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraco Pharmaceutical Laboratories, Ltd. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Rehmann Robson

Troy, Michigan
May 29, 2008

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

BALANCE SHEETS

ASSETS	March 31

	2008	2007

Current assets
Cash and cash equivalents	$56,906,051	$33,897,622
Accounts receivable, net	135,927,027	26,125,146
Inventories	298,665,680	31,943,297
Prepaid expenses and deposits	8,161,319	3,473,340
Net deferred tax assets	361,707	—

Total current assets	500,021,784	95,439,405

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	13,102,557	12,448,221
Equipment	17,046,501	15,292,499
Furniture and fixtures	1,175,403	992,013
Construction in progress	405,689	—

Total	32,705,461	29,708,044
Less accumulated depreciation	11,438,027	10,678,157

Net property, plant and equipment	21,267,434	19,029,887

Deferred income taxes	16,985,968	—

Total assets	$538,275,186	$114,469,292

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31

	2008	2007

Current liabilities
Accounts payable, trade	$4,781,739	$3,350,024
Accounts payable, Sun Pharma	388,286,127	12,143,157
Accrued expenses	2,284,513	3,782,702
Income taxes payable	142,494	—

Total liabilities (all current)	395,494,873	19,275,883

Commitments and contingencies (Notes 9, 11 and 12)	—	—

Stockholders’ equity (Note 7)
Series B convertible preferred stock, no par value; issued and outstanding 7,616,000 and 10,880,000 shares at March 31, 2008 and 2007, respectively	58,137,280	73,585,520
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 32,551,094 and 28,102,394 shares at March 31, 2008 and 2007, respectively	83,332,487	55,970,097
Additional paid-in capital	3,149,171	2,864,522
Accumulated deficit	(1,838,625)	(37,226,730)

Total stockholders’ equity	142,780,313	95,193,409

Total liabilities and stockholders’ equity	$538,275,186	$114,469,292

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006

Net sales	$350,366,689	$117,027,016	$82,788,918

Cost of goods sold (Notes 1 and 4)	265,651,539	59,242,858	41,872,834

Gross profit	84,715,150	57,784,158	40,916,084

Selling, general and administrative expenses	14,322,140	9,880,674	8,182,718
Research and development costs - affiliate (Note 7)	11,320,640	11,761,280	35,055,360
Research and development costs - other	18,366,306	10,590,643	8,437,338

Operating income (loss)	40,706,064	25,551,561	(10,759,332)

Other income (expense)
Interest income	1,832,409	1,081,208	233,385
Interest expense	—	(28,194)	(3,740)
Loss on sale of equipment	(144,551)	(5,106)	—
Other income	—	258,652	106,375

Other income - net	1,687,858	1,306,560	336,020

Income (loss) before income taxes	42,393,922	26,858,121	(10,423,312)
Income tax expense	7,005,817	—	—

Net income (loss)	$35,388,105	$26,858,121	$(10,423,312)

Net income (loss) per share
Basic	$1.19	$1.02	$(0.39)

Diluted	$0.89	$0.72	$(0.39)

The accompanying notes are an integral part of these financial statements.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balances at April 1, 2005	5,984,000	$37,700,410	26,360,294	$44,927,987	$2,718,735	$(53,661,539)	$31,685,593

Issuance of preferred stock to affiliate in exchange for product technology transfers	4,896,000	35,055,360	—	—	—	—	35,055,360
Common stock options exercised	—	—	61,700	60,610	—	—	60,610
Net loss	—	—	—	—	—	(10,423,312)	(10,423,312)

Balances at March 31, 2006	10,880,000	72,755,770	26,421,994	44,988,597	2,718,735	(64,084,851)	56,378,251

Issuance of preferred stock to affiliate in exchange for product technology transfers	1,632,000	11,761,280	—	—	—	—	11,761,280
Conversion of preferred stock into common stock	(1,632,000)	(10,931,530)	1,632,000	10,931,530	—	—	—
Common stock options exercised			48,400	49,970	—	—	49,970
Stock option expense					145,787		145,787
Net Income	—	—	—	—	—	26,858,121	26,858,121

Balances at March 31, 2007	10,880,000	73,585,520	28,102,394	55,970,097	2,864,522	(37,226,730)	95,193,409

Issuance of preferred stock to affiliate in exchange for product technology transfers	1,088,000	11,320,640	—	—	—	—	11,320,640
Conversion of preferred stock into common stock	(4,352,000)	(26,768,880)	4,352,000	26,768,880			—
Common stock options exercised	—	—	36,700	119,810	—	—	119,810
Common stock issued to former director and officer	—	—	15,000	115,950	—	—	115,950
Stock option expense	—	—	—	—	284,649	—	284,649
Stock grants	—	—	45,000	357,750	—	—	357,750
Net Income	—	—	—	—	—	35,388,105	35,388,105

Balances at March 31, 2008	7,616,000	$58,137,280	32,551,094	$83,332,487	$3,149,171	$(1,838,625)	$142,780,313

The accompanying notes are an integral part of these financial statements.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(a subsidiary of Sun Pharmaceutical Industries Limited)

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006

Cash flows from operating activities
Net Income (loss)	$35,388,105	$26,858,121	$(10,423,312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,508,931	1,931,423	1,552,578
Capital stock issued or to be issued to affiliate in exchange for product formula	11,320,640	11,761,280	35,055,360
Loss on sale of equipment	144,551	5,106	—
Stock option expense	284,649	145,787	—
Stock grants	357,750	—	—
Common stock issued to former officer & director	115,950	—	—
Deferred income taxes	(17,347,675)	—	—
Changes in operating assets and liabilities which (used) provided cash
Accounts receivable	(109,801,881)	(5,266,047)	(14,122,321)
Inventories	(266,722,382)	(4,977,607)	(8,497,997)
Prepaid expenses and deposits	(4,687,979)	(940,778)	(1,426,943)
Accounts payable	377,574,685	(2,881,171)	6,156,792
Accrued expenses	(1,498,192)	1,293,307	557,954
Income taxes payable	142,494	—	—

Net cash provided by operating activities	27,779,646	27,929,421	8,852,111

Cash flows for investing activities
Purchases of property, plant and equipment	(5,094,031)	(6,006,014)	(3,615,901)
Proceeds from sale of equipment	203,004	—	—

Net cash used in investing activities	(4,891,027)	(6,006,014)	(3,615,901)

Cash flows from financing activities
Proceeds from loans payable to financial institutions	—	5,000,000	1,500,000
Repayments of loans payable to financial institutions	—	(5,000,000)	(1,500,000)
Proceeds from issuance of common stock	119,810	49,970	60,610

Net cash provided by financing activities	119,810	49,970	60,610

Net increase in cash and cash equivalents	23,008,429	21,973,377	5,296,820

Cash and cash equivalents, beginning of year	33,897,622	11,924,245	6,627,425

Cash and cash equivalents, end of year	$56,906,051	$33,897,622	$11,924,245

The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Caraco Pharmaceutical Laboratories, Ltd. (“Caraco” or the “Corporation” or the “Company”), based in Detroit, Michigan, develops, manufactures and markets generic, prescription and over-the-counter pharmaceuticals in the United States. The process of developing a line of proprietary drugs requires approvals by the Food and Drug Administration (“FDA”) of Abbreviated New Drug Applications (“ANDAs”). The Corporation’s present product portfolio consists of 52 products in various strengths and package sizes. The Corporation’s drugs relate to a variety of therapeutic segments including the central nervous system, cardiology, pain management and diabetes.

The Corporation’s manufacturing facility and executive offices were constructed in 1991, pursuant to a $9.1 million loan from the Economic Development Corporation of the City of Detroit (the “EDC”). Since August 1997, capital infusions and loans have primarily come from Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). Among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied the Corporation with raw materials for certain products, assisted in obtaining machinery and equipment to enhance production capacities at competitive prices, and has transferred certain technology formulas for generic products. As of March 31, 2008, Sun Pharma beneficially owns approximately 70% (76% including its convertible Series B Preferred stock) of the outstanding common shares of Caraco.

Sun Pharmaceutical Industries Limited

Pursuant to a stock purchase agreement, a Mumbai, India based specialty pharmaceutical manufacturing company, Sun Pharma made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

In August 1997, Caraco entered into an agreement, whereby Sun Pharma was required to transfer the technology formulas for 25 generic pharmaceutical products over a five-year period in exchange for 544,000 shares of Caraco common stock for each technology transfer of an ANDA product (when bio-equivalency studies were successfully completed) and 181,333 shares for each technology transfer of a Drug Efficacy Study Implementation (“DESI”) product. The products provided to the Corporation from Sun Pharma were selected by mutual agreement. Under such agreement, Caraco conducted, at its own expense, all tests including bio-equivalency studies. Pursuant to such agreement through 2002, Sun Pharma delivered the technology formula for 13 products. This agreement expired on November 21, 2002, and the Corporation entered into a new technology transfer agreement with Sun Global, Inc. (“Sun Global”), an affiliate of Sun Pharma.

Under the agreement, which was approved by the Corporation’s independent directors, Sun Global agreed to provide the formulations for 25 new generic drugs over a five-year period. Caraco’s rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. The products are selected by mutual agreement. Under this agreement, Caraco conducts at its own expense all tests, including bio-equivalency studies. The Corporation also markets the products consistent with its customary practices. In return for the technology transfer, Sun Global receives 544,000 shares of convertible Series B Preferred Stock for each generic drug transferred when such drug has passed its bio-equivalency studies.

The products agreement was amended by the Independent Committee, comprised of the three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected, and all of 25 products have passed their respective bio-equivalency studies through March 31, 2008.

Sun Pharma has established research and development centers in Mumbai and Vadodara in India, where the development work for products is performed.

Sun Pharma and its subsidiaries supply the Corporation with certain raw materials (Note 4) and formulations, assist in acquiring machinery and equipment to enhance production capacities, and have provided qualified technical professionals who work as Caraco employees. Also, four of the nine directors of Caraco are, or were, affiliated with Sun Pharma.

Further, Sun Pharma and its affiliates may use Caraco as a contract manufacturer and/or distributor of their products. In December 2004 and January 2005, Caraco entered into agreements for two such products, of which one is currently being marketed.

During the fiscal year ended March 31, 2007 (“Fiscal 2007”), the Corporation entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under the agreement, the Corporation purchases selected product formulations offered by Sun Pharma and markets and distributes the same as part of the current product offerings in the U.S., its territories and possessions, including Puerto Rico. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco.

During Fiscal 2008, the Corporation entered into a three-year distribution and sale agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under this agreement the Company purchases selected formulations which have been filed under Paragraph IV certification process with the FDA by Sun Pharma and offered for distribution. Paragraph IV certified (“Para IV”) products may face litigation challenges with respect to claims of patent infringement.

Under the agreement the Company shares in the sales opportunity and shares the litigation risk. The Company is indemnified by Sun Pharma of any risk beyond the percentage agreed to as its profit percentage thereby limiting the Company’s exposure. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. The Company markets and distributes the same as part of its current product offerings in the U.S., its territories and possessions, including Puerto Rico. The license granted with respect to a product terminates upon the end of exclusivity period of 180 days or a non-appealable court decision, or until a third generic manufacturer launches the product, whichever is later, or until a settlement is reached, at which time the product will become part of the standard Caraco-Sun Pharma marketing agreement disclosed above. The Company currently receives a fixed margin of 8%, or such other percentages as shall be mutually agreed upon. Under the agreement, Sun Pharma and Caraco mutually indemnify each other capped by the fixed margin percentage with respect to damages from infringement.

During the fiscal year ended March 31, 2008 (“Fiscal 2008”), and Fiscal 2007 the Corporation made net sales of $225.1 million and $4.6 million of the marketed products under aforesaid agreements, respectively.

The Corporation also paid approximately $0.3 million, $0.8 million and $0.2 million for the years ended March 31, 2008, 2007 and 2006, respectively to Sun Pharma and its associates for the purchase of various parts and machinery needed for operations

While management has a basis to reasonably believe that Sun Pharma’s substantial investment in Caraco provides Sun Pharma with sufficient economic incentive to continue to assist Caraco in developing its business, and Sun Pharma has expressed its intent to continue to support Caraco’s operations in the near term, as it has done in the past, there can be no assurance that such support will, in fact, continue.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, provisions for estimated customer returns, discounts, rebates and other price adjustments, including customer chargebacks (see “Revenue Recognition”, below), valuation allowances for deferred tax assets, and valuation of inventory.

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

Revenue Recognition

Revenue from product sales both manufactured and distributed, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, shipment of the goods has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. The Corporation’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel, chain drug stores, distributors, and managed care customers. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience and current market trends adjusted to reflect known changes in the factors that impact these reserves. These revenue reductions are reflected as a direct reduction to accounts receivable through an allowance.

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

The Corporation considers the following factors in the determination of the estimates of chargebacks.

1.	The historical data of chargebacks as a percentage of sales, as well as actual chargeback reports received from primary wholesaler customers.

2.	Volume of all products sold to wholesaler customers and the average chargeback rates for the current quarter as compared to the previous quarter and compared to the last six month period.

3.

The sales trends and future estimated prices of products, wholesale acquisition cost (WAC), the contract prices with the retailers, chain stores, managed care organizations (end-users), and wholesaler customer’s contract prices.

4.	The Corporation utilizes data on remaining inventories on hand at primary wholesaler customers at the end of the period in the calculation of estimates.

Such estimated amounts, in addition to certain other deductions, are deducted from the Corporation’s gross sales to determine net revenues. The amount of actual chargebacks claimed could be either higher or lower than the amounts accrued. Changes in estimates, if any, would be recorded in the income statement in the period the change is determined. If the Corporation materially over or under estimates the amount that will ultimately be charged back to it by its wholesale customers, there could be a material impact on the Corporation’s financial statements. Approximately 94% and 90% of the total allowance for trade receivables at March 31, 2008 and 2007, respectively, has been established to provide for estimated chargebacks and rebates (see Note 3).

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

Product Returns and Other Allowances

In the pharmaceutical industry, customers are normally granted the right to return product for credit if the product has not been used prior to its expiration date. The Corporation’s return policy typically allows product returns for products within a 12-month window from six months prior to the expiration date and up to six months after the expiration date. The Corporation estimates the level of sales, which will ultimately be returned pursuant to its return policy, and records a related reserve at the time of sale. These amounts are deducted from its gross sales to determine net revenues. These estimates take into consideration historical returns of the products and the Corporation’s future expectations. The Corporation periodically reviews the reserves established for returns and adjusts them based on actual experience, as necessary. The primary factors considered in estimating its potential product returns include shelf life of expiration date of each product and historical levels of expired product returns. If the Corporation becomes aware of any returns due to product related issues, this information is used to estimate an additional reserve. The amount of actual product return could be either higher or lower than the amounts reserved. Changes in these estimates, if any, would be recorded in the income statement in the period the change is determined. If the Corporation over or under estimates the quantity of product that will ultimately be returned, there may be a material impact to its financial statements.

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

At March 31, 2006, options to purchase 341,400 common shares and 10,880,000 shares of convertible preferred stock, respectively and 45,000 shares of common stock granted to the Corporation’s Chief Executive Officer (Note 7) were excluded from the computation of earnings per share because they would have an antidilutive effect on net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006

Numerator:
Net income (loss) available for common stockholders	$35,388,105	$26,858,121	$(10,423,312)

Denominator:
Weighted average shares outstanding, basic	29,656,624	26,447,312	26,392,054

Incremental shares from assumed conversion of -
- preferred stock	9,916,812	10,464,175	—
- common stock options	340,278	343,293	—

Weighted average shares outstanding, diluted	39,913,754	37,254,780	26,392,054

Net income (loss) per common share
Basic	$1.19	$1.02	$(0.39)

Diluted	$0.89	$0.72	$(0.39)

Property, Plant and Equipment and Depreciation

Property, plant and equipment is carried at cost less accumulated depreciation. Land is carried at cost. Construction in process, is carried at cost until such time the associated asset(s) is placed into service. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management annually reviews these assets for impairment and believes the carrying value of these assets will be recovered through cash flows from operations.

Federal Income Taxes

Deferred income tax assets and liabilities are determined based on the difference between the financial statement and federal income tax basis of assets and liabilities as measured by the estimated tax rates that will be in effect when these differences reverse. Deferred income taxes result principally from the Corporation’s intangibles related to technology transfer costs and net operating loss carryforwards.

Research and Development Costs

Series B convertible preferred stock (Note 7) was issued on an ongoing basis to Sun

Pharma and its affiliates under the Products Agreement between the Corporation and Sun Global in exchange for the formulations of technology products delivered by Sun Global to the Corporation. The resulting amount of research and development expense was charged to operations and was determined based on the fair value of the preferred shares on the date the respective product formula passed its bio-equivalency studies. The fair value of such shares was based upon a valuation performed by Donnelly Penman and Partners, an independent, third party valuation firm. The exchange of shares for each formulation was prior to the initial ANDA submission to the FDA. Technologies for all of the 25 products under the products agreement have been transferred and all of the related preferred shares have been issued. This concludes the obligations between the parties and there will be no further issuances of preferred stock under this agreement.

The Company was responsible for submission of the ANDAs for these transferred formulations for FDA approval. In the Company’s experience, generally the submission of the ANDA to the FDA was approximately thirty days after the receipt of notice that the proposed drug product formula passed its bio-equivalency study and accelerated stability studies. An ANDA contains data related to a generic drug product which is submitted to the FDA for review and approval. The FDA must first determine the completeness of the filing and may deny the filing if it is incomplete. There are various reviews that are completed, including bio-equivalency, chemistry, manufacturing, and labeling. The bio-equivalency of a generic drug product is established by measuring the rate and level of active ingredient(s) in the bloodstream of healthy human subjects over a period of time. These pharmacokinetic parameters and results are compared with the innovator’s drug product. The bioequivalency results of the proposed generic drug product must meet pharmacokinetic standards set forth by the FDA. Accordingly, the generic version of a drug product must generally deliver the same amount of active ingredients into the bloodstream within the same timeframe as that of the innovator drug product. Following an indication that the generic drug product has passed its bio-equivalency study, the generic drug product will undergo reviews for chemistry, manufacturing and labeling. In each case, the FDA has an opportunity to raise questions or comments, or issue a deficiency letter. In the event that one or more deficiency letters are issued by the FDA, the submission of the ANDA may be halted or delayed as necessary to accommodate the correction of any such deficiencies and the completion of any additional reviews required. Minor deficiencies traditionally could delay the approval anywhere from 10 days to 90 days or more. Major deficiencies could stop the evaluation process. A restart of the FDA review process after a major deficiency could take up to as many as 180 days or more. Generally, any deficiencies the Company has experienced have been minor though at times approvals have faced considerable delays.

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

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company is currently evaluating the implications of this EITF and will implement the prescribed guidance as and where applicable.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company does not currently have any such collaborative arrangements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008 (the Corporation’s Fiscal 2010). Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Corporation is currently reviewing SFAS 160 and has not yet determined how the adoption of SFAS 160 will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of IPR&D in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Corporation’s Fiscal 2010). Early adoption is prohibited. The Corporation is currently reviewing SFAS 141R and has not yet determined how the adoption of SFAS 141R will impact its financial statements.

2.	SUPPLEMENTAL CASH FLOWS INFORMATION

Non-Cash Financing Activities

As described in Notes 1 and 7, pursuant to the technology transfer agreement with an affiliate of the Corporation’s parent, Caraco, on an ongoing basis, finances the acquisition of research and development costs in exchange for the issuance of preferred stock to its parent. Preferred stock earned or issued to affiliates had fair values of $11,320,640, $11,761,280 and $35,055,360 for the years ended March 31, 2008, 2007 and 2006, respectively. During Fiscal 2008 and Fiscal 2007, the Corporation issued 4,352,000 and 1,632,000 shares of its common stock to Sun Pharma Global Inc. in exchange for 4,352,000 and 1,632,000 preferred shares, valued at $26,768,880 and $10,931,530, respectively.

Other Cash Flows Information

There was no cash paid for interest expense during Fiscal 2008, while approximately $28,000 and $4,000 was paid for interest expense during the fiscal years ended March 31, 2007 and 2006, respectively. During Fiscal 2008 the Company paid $24,210,000 towards federal income taxes. No such payments were made in Fiscal 2007 and Fiscal 2006.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCES FOR SALES ADJUSTMENTS AND DOUBTFUL ACCOUNTS (NOTE 1)

Accounts receivable and related allowances are summarized as follows:

	March 31,

	2008	2007

Accounts receivable - gross	$220,223,027	$62,615,146

Allowances:
Chargebacks and Rebates	78,905,000	32,638,000
Sales returns and allowances	5,273,000	3,752,000
Doubtful accounts	118,000	100,000

Total allowances	84,296,000	36,490,000

Accounts receivable, net of allowances	$135,927,027	$26,125,146

A summary of the activity in accounts receivable allowances is as follows:

Total Allowances

Balance at March 31, 2006	$13,067,000

Additions charged to net sales	199,586,000
Deductions allowed to customers	(176,163,000)

Balance at March 31, 2007	$36,490,000

Additions charged to net sales	288,584,000
Deductions allowed to customers	(240,778,000)

Balance at March 31, 2008	$84,296,000

4.	INVENTORIES

Inventories consist of the following amounts:

	March 31

	2008	2007

Raw materials	$9,803,735	$10,443,715
Goods in transit	46,002,600	4,972,668
Work in process	7,308,480	3,717,911
Finished goods (Manufactured)	7,953,293	7,580,906
Finished goods (Distributed)	227,597,572	5,228,097

Total inventories	$298,665,680	$31,943,297

The principal components used in the Corporation’s business are active and inactive pharmaceutical ingredients and certain packaging materials. Some of these components are purchased from single sources; however, the majority of the components have an alternate source of supply available. Because the FDA approval process requires manufacturers to specify their proposed supplier of components in their applications, FDA approval of a new supplier would be required if components were no longer available from the specified suppliers. Also, a major component of the Company’s inventory includes purchase of finished goods for distribution under various marketing agreements

During the years ended March 31, 2008, 2007 and 2006, the Corporation purchased inventory components of approximately $498.5 million, $38.8 million and $28.1 million, respectively, from Sun Pharma. (Also see Note 11 for more information).

5.	DEBT

Loans Payable to Financial Institutions

The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2008. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2008. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 3.45% and 4.25%, respectively at March 31, 2008.) The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at March 31, 2008. There are no borrowings under this Credit Agreement as at March 31, 2008.

6.	INCOME TAXES

The provision for income tax is as follows for Fiscal 2008:

Current	$24,353,492
Deferred	(17,347,675)

Total	$7,005,817

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the Fiscal 2008 are as follows:

Provision for income taxes at federal statutory rate	$14,837,872
Change in valuation allowance	(6,962,422)
Other	(869,633)

Income taxes	$7,005,817

	March 31, 2008	March 31, 2007

Deferred taxes consist of the following:
Deferred tax assets:
Net operating loss carryforwards	$1,063,509	$6,354,984
Intangibles	28,865,403	398,886
Other	361,706	1,343,139

Total deferred tax assets	$30,290,618	$8,097,009

Deferred tax liabilities:
Intangibles	$12,361,975	—
Depreciation	580,968	$595,528

Total deferred tax liabilities	$12,942,943	$595,528

Net deferred tax assets before valuation allowance	$17,347,675	$7,501,481
Valuation allowance	—	6,962,422

Net deferred tax assets	$17,347,675	$539,059

The Company had net deferred tax assets before valuation allowance of $17.3 million and $7.5 million at March 31, 2008 and March 31, 2007, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a federal income tax provision of $7.0 million during Fiscal 2008. No such provision or benefit was recorded for Fiscal 2007 or Fiscal 2006 on account of carryforward losses available as at March 31, 2007 and 2006. The Company has not provided for any valuation allowance as of March 31, 2008, as compared to a valuation allowance of $7.0 million as of March 31, 2007. The net deferred tax balances as on March 31, 2007 in the amount of $0.5 million was included in Prepaid expenses and deposits. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of March 31, 2008, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $3.0 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce taxable income and will expire between Fiscal 2008 and Fiscal 2012. The decrease in the NOLs from March 31, 2007 to March 31, 2008 is due to a Company elected change in the first quarter of Fiscal 2008 in the amortization of certain intangibles (primarily technology transfer costs) for income tax purposes only and the utilization of a portion of the available NOLs to offset estimated Fiscal 2008 taxable income. As a result of this election, NOLs of approximately $15 million were converted for tax purposes into an intangible asset that results in future tax amortization. In addition, as a result of the election, the current tax liability for the year ended March 31, 2007 increased, and a deferred tax asset is recognized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of Fiscal 2008. The Company had determined that no adjustments for unrecognized tax benefits were necessary as a result of the adoption of FIN 48. There are no unrecognized tax benefits present at March 31, 2008.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has not been a subject of an IRS examination. The Company’s federal statute of limitations has expired for years prior to 2004.

7.	STOCKHOLDERS’ EQUITY

Common Stock

During 2003, the Corporation’s shareholders approved the authorization of an additional 20,000,000 shares of common stock. The Corporation filed an amendment to its articles of incorporation to effect this change in Fiscal 2007.

The Corporation granted 45,000 shares of common stock on May 2, 2005 to its Chief Executive Officer, which vest at a rate of 15,000 shares on each anniversary date until they are fully vested on May 2, 2008. The Corporation has recorded compensation expense of approximately $119,000, $119,000 and $109,000 related to the portion of the stock grant that vested during Fiscal 2008, 2007 and 2006, respectively.

Preferred Stock

In November 2002, in connection with the new technology transfer agreement established with Sun Global (Note 1), the Corporation designated the Series B Convertible Preferred Stock. The Series B preferred shares are non-redeemable and have no par value. In addition, the Series B Convertible Preferred Stock has no voting or dividend rights or liquidation preference other than priority liquidation based on their values on the dates they were earned, and can be converted after three years from the issuance date (or immediately upon a change in control) into one share of common stock, subject to a conversion adjustment (Note 1). While such preferred shares are outstanding, Caraco cannot, without the consent of the holders of a majority of the outstanding shares of the preferred stock, amend or repeal its articles of incorporation or bylaws if such action would adversely affect the rights of the preferred stock. In addition, without such consent, capital stock having any preference or priority superior to the preferred stock may not be issued. As of March 31, 2008, the Corporation has issued 13,600,000 shares of the Series B Convertible Preferred stock to Sun Pharma in exchange for twenty-five product transfers. Such shares have been cumulatively valued at $95,837,690 as of March 31, 2008. During Fiscal 2008, 4,352,000 shares of the preferred stock were converted into an equal number of shares of Corporation’s common stock at a value of $26,768,880, while during Fiscal 2007, 1,632,000 shares of preferred stock were converted into an equal number of shares of the Corporation’s common stock at a value of $10,931,530. As of March 31, 2008, all 25 of the products under the technology transfer agreement have been selected and all of these 25 products have passed bio-equivalency studies; the final product being transferred to Caraco during the third quarter of Fiscal 2008, which concludes the obligations between the parties under this agreement.

8.	COMMON STOCK OPTIONS

Common Stock Option Plans

As of March 31, 2008, the Corporation maintains one stock option plan, the 1999 Equity Participation Plan (the “1999 Plan”) under which the Corporation may grant options to employees and non-employee-directors for the purchase of up to 3,000,000 shares of common stock. The exercise price of options granted may not be less than the fair value of the common stock on the date of grant. Options granted under this plan generally vest in annual installments, from the date of grant, over a three and five-year period, and expire within six years from the date of the grant. Activity with respect to these options is summarized as follows:

	Year Ended March 31, 2008		Year Ended March 31, 2007		Year Ended March 31 2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	165,900	$7,36	141,400	$3.93	160,500	$1.68
Granted	52,000	14.31	74,000	9.78	46,000	8.39
Exercised	(36,700)	3.26	(48,400)	1.03	(61,700)	0.98
Terminated	(20,200)	4.80	(1,100)	8.83	(3,400)	9.30

Outstanding, end of year	161,000	$10.83	165,900	$7.36	141,400	$3.93

Options exercisable, end of year	52,000	$8.93	61,233	$3.95	71,720	$1.32

Options at March 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Remaining Contractual Life *	Exercise Price *	Shares	Exercise Price *

$7.01 to $8.00	1,500	2.9	7.90	1,500	7.90
$8.01 to $9.00	47,000	3.2	8.38	29,667	8.36
$9.01 to $10.00	50,000	4.1	9.33	17,333	9.35
$10.01 to $13.00	10,500	4.5	12.08	3,500	12.11

$13.01 to $18.00	52,000	5.4	14.31	—	—

Total	161,000	4.3	$10.83	52,000	$8.93

*Weighted average

The estimated fair value as of the date options were granted during the years ended March 31, 2008 and 2007, are estimated on the date of the grant using the Black Scholes option-pricing model and is based upon the following assumptions:

	Year ended March 31, 2008	Year ended March 31, 2007

Weighted average estimated fair value per share of options granted during the period	$7.15	$4.08

Assumptions
Common stock price volatility	39.9%	36.5%
Risk free rate of return	4.6%	4.7%
Expected option term (in years)	6	6
Average dividend yield	0%	0%

Other Common Stock Option Agreements

The Corporation has issued other stock options outside of the 1999 Plan. These stock options have been issued with various vesting schedules and expired at various dates through October 2006. Activity with respect to these options is summarized as follows:

	Year Ended March 31, 2008		Year Ended March 31, 2007		Year Ended March 31, 2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	200,000	$3.50	200,000	$3.50	200,000	$3.50
Exercised	—	—	—	—	—	—

Outstanding, end of period	200,000	$3.50	200,000	$3.50	200,000	$3.50

Options exercisable, end of period	200,000	$3.50	200,000	$3.50	200,000	$3.50

Options at March 31, 2008:
	Options Outstanding and Exercisable

Range of Exercise Prices	Shares	Remaining Contractual Life	Exercise Price

$3.01 to $4.00	200,000	—	$3.50

The Corporation accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (Statement No. 123 (R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant.

The Corporation estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Corporation to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Corporation believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on historical volatility of the Corporation’s common stock. The Corporation calculates the historical volatility as the standard deviation of the differences in the natural logarithms of the weekly stock closing price.

For the year ended March 31, 2008, the Corporation has recognized expense amounting to $284,649 related to share-based compensation, as compared to $145,787 for the year ended March 31, 2007. As of March 31, 2008 total unrecognized compensation cost related to stock options granted was $436,050. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 to 5 years.

Options to purchase 52,000, 74,000 and 46,000 shares of common stock were granted for the years ended March 31, 2008, 2007 and 2006, respectively, to the independent directors, officers and employees of the Corporation.

The Corporation granted options to purchase 40,000 shares of common stock each on August 9, 2007, June 11, 2006 and May 2, 2005 respectively, to its Chief Executive Officer, which vest at a rate of 1/3rd on each anniversary date until they are fully vested on August 9, 2010, June 11, 2009 and May 2, 2008, respectively.

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

The Corporation entered into a non-cancelable operating lease with an unrelated party on March 13, 2006 to obtain additional space for its executives and administrative staff. The lease was subsequently modified during 2006 in lieu of a new non-cancelable operating lease for additional office space. The lease commences in May 2006 and requires monthly payments that increase from $13,458 to $14,387 over the term of the lease that expires in 2008.

The Corporation entered into a non-cancelable operating lease with an unrelated party during 2008 to lease additional warehouse space. The lease requires monthly payments that increase from $64,078 to $68,083 over the term of the lease that expires in 2018 with an option to renew for an additional period of five years.

Rental expense on these operating leases was $524,271, $314,917 and $224,569 for the years ended March 31, 2008, 2007 and 2006, respectively.

The following is a schedule of annual future minimum lease payments required under the operating leases with remaining non-cancelable lease terms in excess of one year as of March 31, 2008:

Year	Amount

2009	$1,093,118
2010	768,936
2011	768,936
2012	768,936
2013	772,841
Thereafter through 2018	4,016,897

Total	$8,189,664

10.	RETIREMENT PLAN

The Corporation maintains a deferred compensation plan qualified under Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees are permitted to contribute up to the maximum allowable amount determined by the Internal Revenue Code. The Corporation may make discretionary matching and profit sharing contributions under the provisions of the plan. The Corporation made contributions in the amount of $152,483 and $72,876 for the years ended March 31, 2008 and 2007, respectively. The Corporation made no discretionary contributions during the year ended March 31, 2006.

11.	CONCENTRATIONS AND COMMITMENTS

Major Customers

Shipments to three wholesalers, Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 57% of net revenues for the year ended March 31, 2008. The approximate percentage of net revenues attributable to each of these wholesalers is 8%, 28% and 21%, respectively. Shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health accounted for approximately 58% and 60% of net revenues for the years ended March 31, 2007 and 2006, respectively, or 11%, 30% and 17% for Fiscal 2007 and 8%, 38% and 14% for Fiscal 2006, respectively. Balances due from these customers represented approximately 66% and 82% of gross accounts receivable at March 31, 2008 and 2007, respectively. As is typical in the US retail sector, many of Corporation’s customers are serviced through their designated wholesalers. Of the net sales made to wholesalers, the majority of these include sales for various customers of the Corporation that have underlying direct contracts with the Company that are facilitated through such wholesale customers. This includes sales to the Veterans Administration, an agency of the United States Government. No other single customer accounted for more than 10% of net sales for Fiscal 2008 or Fiscal 2007. The loss of any of these customers could have a materially adverse effect on short-term operating results.

Major Products

Shipments of two products, accounted for 55% of net revenue for the year ended March 31, 2008. Four products and three products accounted for approximately 69% of net revenue for the year ended March 31, 2007 and 70% of net revenue for the year ended March 31, 2006, respectively.

Approximately 66%, 79% and 84% of raw material purchases for the years ended March 31, 2008, 2007 and 2006, respectively, were made from Sun Pharma. The Corporation, however, believes that other sources of raw materials are available. The Corporation currently purchases 18 active pharmaceutical ingredients from Sun Pharma and 34 from other third parties.

Labor Contract

The majority of the Corporation’s hourly work force is covered by a collective bargaining agreement. The collective bargaining agreement with the union is set to expire in September 2008, whereupon the Corporation and the union expect to enter into a new agreement.

Capital Commitment

The Company has entered into a contract for construction of building adjacent to its existing facility. The construction cost is estimated to be approximately $11.9 million of which around $11.5 million is remaining as at March 31, 2008.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey (“the New Jersey action”). A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan (“the Michigan action”). Both complaints allege, inter alia, that Sun

Pharmaceutical Industries Ltd.’s (“Sun’s”) filing of ANDA 78-359 (seeking approval to market its generic version of Schering’s Clarinex® drug product) infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ‘274 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. On August 17, 2007, the New Jersey action was consolidated with other patent infringement cases filed by Schering against other ANDA filers for Schering’s Clarinex® drug product, while the Michigan action was stayed pending the outcome of the New Jersey action. The ANDA filed by Sun contains a Paragraph IV certification challenging the ‘274 patent. Sun believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun further believes it is first to file a Paragraph IV certification for this drug product and both Sun and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product.

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

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007 before the U.S. Court of Appeals for the Federal Circuit. On April 1, 2008, the Federal Circuit granted Caraco’s appeal, holding that an actual case or controversy did exist and that Caraco should be allowed to maintain its declaratory judgment action regarding the ‘941 patent. Forest has indicated it plans to request a rehearing of Caraco’s appeal en banc.

As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® brand tramadol/acetaminophen drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil sought an order from the district court which, among other things, directed the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV Certification challenging the Ortho-McNeil patent. The Company asserted that the Ortho-McNeil patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Since filing this action, Ortho-McNeil authorized a generic manufacturer to provide a generic version of Ortho-McNeil’s product while another manufacturer launched its approved generic at risk. On October 19, 2005, the Company’s motion for summary judgment was granted. On December 19, 2005, the FDA approved the manufacture, use and sale of the Company’s generic product. Ortho-McNeil filed an appeal of the finding of non-infringement by the district court with the United States Court of Appeals for the Federal Circuit. On January 19, 2007, the United States Court of Appeals for the Federal Circuit affirmed the United States District Court for the Eastern District of Michigan decision granting the Company’s motion for summary judgment. Additionally, the United States Patent and Trademark Office approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On September 26, 2006, the Company filed an answer denying, among other things, that its generic product infringes any valid claims of Ortho-McNeil’s reissue patent. On December 10, 2007, the Company filed a motion for summary judgment that the reissue patent was obvious and therefore invalid as a matter of law. This motion was granted by Judge Cavanaugh of the District of New Jersey on April 17, 2008. Ortho-McNeil has indicated it intends to appeal Judge Cavanaugh’s ruling.

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

Royalty Accrual

Pursuant to the Strategic Alliance Stock Options Agreement (Note 8), Caraco received the formulation for one product, Metoprolol Tartrate, in March 1995. However, Caraco has determined that the formula provided to it with respect to Metoprolol Tartrate is different than the formula submitted in an ANDA to the FDA in 1995, approved by the FDA in 1996 and manufactured and introduced by Caraco since 1997. The Corporation has accrued royalties of approximately $1 million, which is included with accrued expenses in the accompanying balance sheets at March 31, 2008 and 2007, and since April 2003, has discontinued to accrue royalties related to this agreement.

Product Development

The Corporation, during the year ended March 31, 2007, entered into three definitive agreements with different companies to develop four products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product, only milestone payments in cash without any obligation to share profits in the future. During Fiscal 2008, the Corporation signed two definitive agreements for two additional products. These agreements contain for one product, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product, only milestone payments in cash without any obligation to share profits in the future. However, the Company terminated one of the agreements entered into during the year ended March 31, 2007 for two of these products. This brings the total number of products being developed by unaffiliated third party developers to four. The events that would trigger these payments include signing the agreement, transfer of technology, passing the bio-equivalency study, filing the ANDA, approval of the ANDA, and commercial launch of the product. Approximately $200,000 and $161,000 in milestone payments were made in Fiscal 2008 and Fiscal 2007, respectively. Collectively, as of March 31, 2008, future milestone payments, assuming all of the conditions are satisfied and not including profit-sharing which cannot be estimated, will amount to approximately $763,000 spread over a period of more than three years.

13.	SEGMENT INFORMATION

The Company operates in two reportable segments that are for products that it manufactures on its own, as well as those distributed on behalf of Sun Pharma under various agreements. The sales and gross profits earned on these categories of products are as follows:

	Year Ended March 31, 2008		Year Ended March 31, 2007

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Manufactured Products	$125,251,055	$61,342,641	$112,467,447	$56,426,473
Distributed Products	225,115,634	23,372,509	4,559,569	1,357,685

Total	$350,366,689	$84,715,150	$117,027,016	$57,784,158

During Fiscal 2006 all of the net sales and associated gross profits consisted primarily of manufactured products

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

The Corporation’s net sales, grouped by therapeutic categories, for the years ended March 31, 2008, 2007 and March 31, 2006 are as follows:

Therapeutic Category	Net Sales Year Ended March 31, 2008	Net sales Year Ended March 31, 2007	Net Sales Year Ended March 31, 2006

Anorectic	$266,230	$—	$—
Antiallergic Drugs	2,194,004	—	—
Antianxiety Drug	4,563,207	4,035,902	2,890,213
Antibiotic	417,941	506,592	652,055
Anticonvulsant	73,850,445	4,293,332	232,669
Antidepressant	16,294,454	14,053,823	8,010,744
Antidiabetic	23,394,110	30,056,770	32,110,625
Anti-gout	132,687	—	—
Antihypertensive Drug/Beta Blocker	22,700,396	19,751,939	16,788,820
Antipsychotic	5,936,243	3,530,898	2,167,911
Antithryoid Agents	1,568	—	—
Anti Ulcerants	134,735,991	—	—
Calcium Channel Blocker	7,709,527	—	—
Cardiac	2,893,926	2,446,608	1,239,431
Decongestants	—	62,814	116,257
Narcotic Analgesics	165,860	—	—
Nonsteroidal Antiinflammatory Agent	3,154,862	2,886,593	2,101,804
Opiate Agonist/Analgesic	38,567,526	31,257,560	14,082,000
Oncology Adjunct	3,816,026	—	—
Parkinson’s Disease	4,227	—	—
Platelet Aggregation Inhibitor	211,345	206,185	147,856
Sedatives & Hypnotics	1,642,383	—	—
Skeletal Muscle Relaxant	3,935,676	2,902,770	1,150,073
Vascular and Migraine Headache Suppressant	3,778,055	1,035,230	1,098,460

Net Sales	$350,366,689	$117,027,016	$82,788,918

* * *

EXHIBIT INDEX

3.01	Registrant’s Amended and Restated Articles of Incorporation, as amended. (1)

3.02	Certificate of Amendment to the Articles of Incorporation filed February 13, 1997. (2)

3.03	Certificate of Amendment to the Articles of Incorporation filed February 10, 2000. (3)

3.04	Certificate of Determination of Rights, Privileges and Preferences Series B Preferred Stock. (4)

3.05	Registrant’s Amended and Restated Bylaws. (5)

10.01	Agreement, dated as of October 1, 1993, among Registrant and Non-Affiliate (6)

10.02	Employment Agreement, dated October 22, 1993, of Robert Kurkiewicz. (6)

10.03	Stock Purchase Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries Limited dated as of April 23, 1997. (7)

10.04	Products Agreement by and between Caraco Pharmaceutical Laboratories, Ltd. and Sun Pharmaceutical Industries Limited dated as of April 23, 1997. (7)

10.05	Registration Rights Agreement dated as April 1997. (7)

10.06	Amendment to Employment Agreement of Robert Kurkiewicz dated as of April 1, 1997. (8)

10.07	1999 Equity Participation Plan. (9)

10.08	Renewal to Employment Agreement of Robert Kurkiewicz dated as of January 1, 1999. (3)

10.09	Third Amendment to Employment Agreement of Robert Kurkiewicz dated August 30, 2002. (3)

10.10	Agreement between Caraco and Sun Pharma Global, Inc. dated November 21, 2002. (4)

10.11	Sales contract with government vendor. (4)

10.12	Employment Agreement of Mr. Singh (5)

10.13	Employment Agreement of Mr. Movens (10)

10.14	Confidentiality and Non-Competition Agreement of Dan Movens (10)

10.15	Summary of Fiscal 2006 Executive Officer Salaries (11)

10.16	Credit Agreement with JPMorgan Chase Bank, N.A. (12)

10.17	Security Agreement with JPMorgan Chase Bank, N.A. (12)

10.18	Form of Grant of Employee Stock Option (13)

10.19	Marketing Agreement between Caraco and Sun Pharmaceutical Industries Limited (14)

10.20	Form of Stock Option Agreement – Daniel H. Movens (15)

10.21	Form of Restricted Stock Agreement – Daniel H. Movens (15)

10.22	Distribution and Sale Agreement between Caraco and Sun Pharmaceutical Industries Limited. (16)

10.23	Summary of Oral Agreements between Caraco and Sun Pharmaceutical Industries Limited With Respect to Certain Raw Materials and Formulations and the Acquisition of Machinery and Equipment. (+)

21	Subsidiaries of the Registrant (+)

23.01	Consent of Independent Registered Public Accounting Firm (+)

24.1	Power of Attorney (included on signature page) (+)

31.1	Certificate of Chief Executive Officer (+)

31.2	Certificate of Chief Financial Officer (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

+ Filed herewith

(1)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 30, 1995 as Commission File no. 0-24676.

(2)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1997, as Commission File No. 0-24676.

(3)	Incorporated by reference from Exhibits to Pre-Effective Amendment No. 1 to Form SB-2 filed on September 4, 2002 as Commission File No. 333-91968.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 2003, Commission File No. 0-24676.

(5)	Incorporated by reference from Exhibit to Registrant’s Form 10-K filed on or about March 15, 2005, Commission File No. 0-24676.

(6)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form SB-2, as amended, filed on November 5, 1993 as Commission File No. 33-71398C.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 10-QSB filed on November 14, 1997 as Commission File No. 0-24676.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-KSB filed on or about March 31, 1998, as Commission File No. 0-24676.

(9)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement dated April 28, 1999 as Commission File No. 0-24676.

(10)	Incorporated by reference from Exhibits to Registrant’s Form 10-K/A filed on or about May 2, 2005, Commission File No. 0-24676.

(11)	Incorporated by reference from Exhibits to Registrant’s Form 8-K filed on or about August 25, 2005. Commission File No. 0-24676

(12)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q filed on or about January 26, 2006. Commission File No. 0-24676

(13)	Incorporated by reference from Exhibits to Registrant’s Form 10-K filed on or about June 14, 2006. Commission File No. 0-24676

(14)	Incorporated by reference from Exhibits to Registrant’s Form 8-K/A filed on or about November 5, 2007. Commission File No. 0-24676

(15)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q filed on or about October 25, 2007. Commission File No. 0-24676

(16)	Incorporated by reference from Exhibits to Registrant’s Form 8-K filed on or about January 31, 2008. Commission File No. 0-24676