Form 10-Q
period 2008-06-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2008-07-25
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☒  Non- Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of July 25, 2008 the registrant had 33,106,194 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	JUNE 30, 2008	MARCH 31, 2008

	(UNAUDITED)	(AUDITED)

ASSETS

Current assets
Cash and cash equivalents	$22,908,528	$56,906,051
Accounts receivable, net	80,563,317	135,927,027
Inventories	230,602,627	298,665,680
Prepaid expenses and deposits	10,173,166	8,161,319
Net deferred tax assets	361,707	361,707

Total current assets	344,609,345	500,021,784

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	13,254,062	13,102,557
Equipment	18,399,136	17,046,501
Furniture and fixtures	1,222,721	1,175,403
Capital Work in progress	4,367,562	405,689

Total	38,218,792	32,705,461
Less accumulated depreciation	12,091,080	11,438,027

Net property, plant and equipment	26,127,712	21,267,434

Intangible assets	1,100,000	—
Deferred income taxes	17,811,433	16,985,968

Total assets	$389,648,490	$538,275,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$5,744,943	$4,781,739
Accounts payable, Sun Pharma	222,733,670	388,286,127
Accrued expenses	2,616,897	2,284,513
Income taxes payable	6,086,847	142,494

Total liabilities (all current)	237,182,357	395,494,873

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 7,072,000 shares (June 30, 2008); 7,616,000 shares (March 31, 2008)	54,895,040	58,137,280
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 33,106,094 shares (June 30, 2008); 32,551,094 shares (March 31, 2008)	86,755,877	83,332,487
Additional paid in capital	3,213,776	3,149,171
Retained Earnings (Accumulated deficit)	7,601,440	(1,838,625)

Total stockholders’ equity	152,466,133	142,780,313

Total liabilities and stockholders’ equity	$389,648,490	$538,275,186

See accompanying notes.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF INCOME

	Quarter ended June 30,

	2008	2007

	(UNAUDITED)	(UNAUDITED)

Net sales	$108,276,740	$35,400,317
Cost of goods sold	84,693,329	19,532,539

Gross profit	23,583,411	15,867,778

Selling, general and administrative expenses	3,818,002	3,402,667
Research and development costs	5,484,229	3,285,487

Operating income	14,281,180	9,179,624

Other income
Interest income	277,773	467,293

Other income	277,773	467,293

Net income before income taxes	14,558,953	9,646,917
Income taxes	5,118,888	1,131,701

Net income	$9,440,065	$8,515,216

Net income per common share
Basic	$0.29	$0.30

Diluted	$0.23	$0.22

See accompanying notes.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Quarter ended June 30,

	2008	2007

	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities
Net income	$9,440,065	$8,515,216
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	653,053	517,924
Stock option expense	64,605	71,482
Stock grant expense	169,900	258,375
Common stock issued to former officer & director	—	115,950
Net deferred income taxes	(825,465)	(5,935,073)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	55,363,710	(4,838,728)
Inventories	68,063,053	(2,835,330)
Prepaid expenses and deposits	(2,011,847)	(3,196,033)
Accounts payable	(164,589,253)	3,579,112
Accrued expenses	332,384	(453,419)
Income taxes payable	5,944,353	5,566,135

Net cash (used in) provided by operating activities	(27,395,442)	1,365,611

Cash flows from investing activities
Purchases of property, plant and equipment	(5,513,331)	(658,025)
Purchases of intangibles	(1,100,000)	—

Net cash used in investing activities	(6,613,331)	(658,025)

Cash flows from financing activities
Proceeds from exercise of stock options	11,250	19,920

Net cash provided by financing activities	11,250	19,920

Net (decrease) increase in cash and cash equivalents	(33,997,523)	727,506
Cash and cash equivalents, beginning of period	56,906,051	33,897,622

Cash and cash equivalents, end of period	$22,908,528	$34,625,128

See accompanying notes.

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED STOCK		COMMON STOCK

	SHARES	AMOUNT	SHARES	AMOUNT

Balances at April 1, 2008	7,616,000	$58,137,280	32,551,094	$83,332,487	$3,149,171	$(1,838,625)	$142,780,313

Conversion of preferred stock into common stock	(544,000)	(3,242,240)	544,000	3,242,240			—

Common stock options exercised			1,000	11,250			11,250

Stock options expensed					64,605		64,605

Stock grants			10,000	169,900			169,900

Net Income						9,440,065	9,440,065

Balances at June 30, 2008	7,072,000	$54,895,040	33,106,094	$86,755,877	$3,213,776	$7,601,440	$152,466,133

See accompanying notes.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

FORM 10-Q

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The balance sheet as of March 31, 2008 is audited. All other financial statements contained herein are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as of and for the year ended March 31, 2008 of Caraco Pharmaceutical Laboratories, Ltd. (“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).

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

Our present product portfolio includes 52 prescription products, in 114 strengths, in various package sizes. These include both Caraco manufactured products, as well as products we distribute for Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”). The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

A significant source of our earlier funding has been from Sun Pharma. Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices and transferred certain generic products to us. Sun Pharma owns approximately 71% of the outstanding shares of the Company (approximately 76% including the convertible Series B

Preferred Stock). (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.	CURRENT STATUS OF THE CORPORATION

During the first quarter of our new fiscal year (“Fiscal 2009”) ended June 30, 2008, we generated net sales of $108.3 million compared to $35.4 million during the corresponding period of Fiscal 2008. We incurred $5.5 million in research and development (“R&D”) expenses during the first quarter of Fiscal 2009, as compared to $3.3 million during the corresponding period of Fiscal 2008. There were no non-cash R&D expenses incurred during the first quarter of Fiscal 2009 or during the corresponding period of Fiscal 2008. We used cash from operations in the amount of $27.4 million during the first quarter of Fiscal 2009, as compared to generating cash from operations of $1.4 million during the corresponding period of Fiscal 2008. We earned net pre-tax income of $14.6 million during the first quarter of Fiscal 2009, as compared to net pre-tax income of $9.6 million during the corresponding period of Fiscal 2008. During the first quarter of Fiscal 2009, we provided for an income tax expense of $5.1 million, as compared to an income tax expense provision of $1.1 million in the corresponding period of Fiscal 2008. We earned net income of $9.4 million during the first quarter of Fiscal 2009, as compared to net income of $8.5 million during the corresponding period of Fiscal 2008. At June 30, 2008, we had stockholders’ equity of $152.5 million, as compared to stockholders’ equity of $142.8 million at March 31, 2008. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”).

Pursuant to our products agreement with Sun Pharma Global, Inc. (“Sun Global”), a wholly-owned subsidiary of Sun Pharma, we had selected, through Fiscal 2008, all products out of the 25 products to be transferred to us by Sun Global under a technology transfer agreement entered into in 2002, and all of these 25 products had passed their bio-equivalency studies as of December 31, 2007. The final product was transferred to Caraco during the third quarter of Fiscal 2008, which concluded the obligations between the parties under this agreement. Sun Global had earned 544,000 preferred shares for each product. See (“Sun Pharmaceutical Industries Limited” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Outlook.”).

We filed one New Drug Application (“NDA”) relating to one product with the FDA during the first quarter of Fiscal 2009. We have received FDA approval for eight Abbreviated New Drug Applications (“ANDAs”) relating to three products during the first quarter of Fiscal 2009. This brings our total number of ANDAs pending approval by the FDA to 19 (including four tentative approvals) relating to 16 products and one NDA product pending approval.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands required disclosures about fair value measurements. SFAS 157 establishes a three–tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company adopted SFAS 157 on April 1, 2008, as required. The adoption of SFAS 157 did not have any impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The Company adopted SFAS 159 on April 1, 2008. Since the Company has not utilized the fair value option for any allowable items, the adoption of SFAS 159 did not have any impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008 (the Corporation’s Fiscal 2010). Early adoption and retroactive application is not permitted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of IPR&D in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Corporation’s Fiscal 2010). Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective date for SFAS 161 is fiscal years and interim periods beginning after November 15, 2008 (the Corporation’s Fiscal 2010), with early application encouraged. The Corporation is currently reviewing SFAS 161 and does not expect its adoption to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

5.	COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average numbers of common shares outstanding for the first quarter of Fiscal 2009, ended June 30, 2008, were 32,677,391 and 40,536,369, respectively. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the first quarter of Fiscal 2008, ended June 30, 2007, were 28,348,201 and 39,026,845, respectively.

6.	SUN PHARMACEUTICAL INDUSTRIES LIMITED

Pursuant to a stock purchase agreement, a Mumbai, India based specialty pharmaceutical manufacturing company, Sun Pharma, made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco in 1997.

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

Under the agreement with Sun Global, which was approved by the Corporation’s independent directors, Sun Global agreed to provide the formulations for 25 new generic drugs over a five-year period. Caraco’s rights to the products are limited to the United States and its territories or possessions, including Puerto Rico. Sun Global retains rights to the products in all other territories. The products were selected by mutual agreement. Under this agreement, Caraco conducted at its own expense all tests, including bio-equivalency studies. The Corporation markets the products consistent with its customary practices. In return for the technology transfer, Sun Global received 544,000 shares of Series B Preferred Stock for each generic drug transferred when such drug passed its bio-equivalency studies.

The products agreement was amended by the Independent Committee, comprised of the three independent directors, in the first quarter of 2004 to eliminate the provision requiring that the Independent Committee concur in the selection of each product, and provides instead that each product satisfy certain objective criteria developed by management and approved by the Independent Committee. Pursuant to such objective criteria, all 25 of the products under this agreement have been selected, and all of 25 products have passed their respective bio-equivalency studies prior to the end of Fiscal 2008. The products agreement has been completed and there will be no further issuance of Series B Preferred Stock under this agreement.

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

During Fiscal 2007, the Corporation entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under the agreement, the Corporation purchases selected product formulations offered by Sun Pharma and markets and distributes the same as part of the current product offerings in the U.S., its territories and possessions, including Puerto Rico. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco.

During Fiscal 2008, the Corporation entered into a three-year distribution and sale agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under this agreement, the Company purchases selected formulations which have been filed under Paragraph IV certification process with the FDA by Sun Pharma and offered for distribution. Paragraph IV certified (“Para IV”) products may face litigation challenges with respect to claims of patent infringement. Under the agreement the Company shares in the sales opportunity and shares the litigation risk. The Company is indemnified by Sun Pharma of any risk beyond the percentage agreed to as its profit percentage, thereby limiting the Company’s exposure. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. The license granted with respect to a product terminates upon the end of its exclusivity period of 180 days or a non-appealable court decision, or until a third generic manufacturer launches the product, whichever is later, or until a settlement is reached, at which time the product will become part of the standard Caraco-Sun Pharma marketing agreement disclosed above. The Company purchases selected Para IV products offered by Sun Pharma, and markets and distributes the same as part of its current product offerings in the U.S., its territories and possessions, including Puerto Rico and currently receives a fixed margin of 8%, or such other percentages as shall be mutually agreed upon. Under the agreement, Sun Pharma and Caraco mutually indemnify each other, capped by the fixed margin percentage, with respect to damages from infringement.

During the quarters ended June 30, 2008 and June 30, 2007, the Corporation made net sales of $76.2 million and $6.1 million, respectively, of the marketed products under the aforesaid agreements.

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

During the first quarter of Fiscal 2009, Sun Global converted 544,000 shares of Series B Preferred Stock into 544,000 shares of Common Stock. During the fiscal years ended March 31, 2008 and March 31, 2007, Sun Global converted 4,352,000 shares and 1,632,000 shares of Series B Preferred Stock into 4,352,000 shares and 1,632,000 shares of Common Stock, respectively. As of June 30, 2008, Sun Pharma’s current beneficial ownership is 71% (76% including its convertible Series B Preferred Stock).

In addition to its substantial relationship with, and dependence on Sun Pharma as described above, the Corporation is subject to certain risks associated with companies in the generic pharmaceutical industry. Profitable operations are dependent on the Corporation’s ability to market its products at reasonable profit margins. In addition to maintaining profitable operations, the ongoing success of the Corporation will depend, in part, on its continuing ability to attract and retain key employees, obtain timely approvals of its ANDAs, and develop new products.

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

For the first quarter of Fiscal 2009, the Company has recognized expenses amounting to $64,605 related to share-based compensation as compared to $71,482 for the corresponding period of Fiscal 2008. As of June 30, 2008, total unrecognized compensation cost related to stock options granted was $387,582. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three years.

Stock options to purchase 3,000 shares of common stock were granted to a new employee during the first quarter of Fiscal 2009, which vests in the amount of one-third on each anniversary following the date of grant. Additionally, the Company recorded an expense of $169,900 related to a stock grant of 10,000 common shares issued to the CEO on May 2, 2008 as part of his employment agreement, which vested immediately upon issuance.

8.	COMMON STOCK ISSUANCES

We issued 1,000 shares of common stock to our employees upon exercise of their stock options during the first quarter of Fiscal 2009. Also, the Company issued a stock grant of 10,000 common shares to the CEO on May 2, 2008, as noted above.

During the first quarter of Fiscal 2009, Sun Global converted 544,000 shares of Series B Preferred Stock into 544,000 shares of Common Stock. (See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

9.	PREFERRED STOCK ISSUANCES

No shares of preferred stock were issued during the first quarters ended June 30, 2008 or June 30, 2007.

10.	SALES AND CUSTOMERS

Our Company effectively remained competitive in the market place during the first quarter of Fiscal 2009. Our organization continues to be strengthened to meet the demands of a competitive U.S. generic pharmaceutical market, while providing additional support for our future growth and reducing costs where possible.

As is typical in the U.S. retail sector, many of our customers are serviced through their designated wholesalers. During the first quarter of Fiscal 2009, the Company’s three largest customers, Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 6%, 20% and 9%, respectively, of the Company’s total net sales. During the corresponding period of Fiscal 2008, shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 15%, 25% and 16%, respectively, of the Company’s total net sales. The majority of these net sales include sales for various customers of ours that have underlying direct contracts with our Company that are facilitated through our wholesale customers. This includes sales to the Veterans Administration, an agency of the United States Government.

11.	LINE OF CREDIT

The Corporation has a one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which expires November 30, 2008. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for the Corporation’s working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2008. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points or the bank’s prime rate minus 100 basis points (effective rates of 3.55% and 4.0%, respectively at June 30, 2008). The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at June 30, 2008. There are no borrowings under this Credit Agreement as at June 30, 2008.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey (“the New Jersey action”). A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan (“the Michigan action”). Both complaints allege, inter alia, that Sun Pharmaceutical Industries Ltd.’s (“Sun’s”) filing of an ANDA seeking approval to market its generic version of Schering’s Clarinex® (desloratadine) drug product infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ‘274 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. On August 17, 2007, the New Jersey action was consolidated with other patent infringement cases filed by Schering against other ANDA filers for Schering’s Clarinex® drug product, while the Michigan action was stayed pending the outcome of the New Jersey action. The ANDA filed by Sun contains a Paragraph IV certification challenging the ‘274 patent. Sun believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun further believes it is one of several first generics to file a Paragraph IV certification for this drug product and both Sun and the Company intend to vigorously defend this action in order to capitalize on the potential 180 days of marketing exclusivity available for this product. Discovery is presently ongoing and no trial date has yet been set.

As previously disclosed, on June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® (repaglinide) drug product infringed Novo Nordisk’s U.S. Patent No. 6,677,358. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV certification challenging the Novo Nordisk patent. The Company believes that this Novo Nordisk patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. The Company believes that it is the first to file an ANDA with a Paragraph IV certification for this drug product and it intends to defend this action vigorously to capitalize on the potential for obtaining 180 days exclusivity available for this product. Discovery is presently ongoing and no trial date has yet been set.

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

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007 before the U.S. Court of Appeals for the Federal Circuit. On April 1, 2008, the Federal Circuit granted Caraco’s appeal, holding that an actual case or controversy did exist and that Caraco should be allowed to maintain its declaratory judgment action regarding the ‘941 patent. Forest’s request for a rehearing of Caraco’s appeal en banc was denied.

As previously disclosed, on September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Ortho-McNeil’s Ultracet® brand tramadol/acetaminophen drug product infringed Ortho-McNeil’s patent, which expires on September 6, 2011. Ortho-McNeil sought an order from the district court which, among other things, directed the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV Certification challenging the Ortho-McNeil patent. The Company asserted that the Ortho-McNeil patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. Since filing this action, Ortho-McNeil authorized a generic manufacturer to provide a generic version of Ortho-McNeil’s Ultracet® product while another manufacturer launched its approved generic at risk. On October 19, 2005, the Company’s motion for summary judgment was granted. On December 19, 2005, the FDA approved the manufacture, use and sale of the Company’s generic product. Ortho-McNeil filed an appeal of the finding of no infringement by the district court with the United States Court of Appeals for the Federal Circuit. On January 19, 2007, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision granting the Company’s motion for summary judgment.

Additionally, the United States Patent and Trademark Office approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On September 26, 2006, the Company filed an answer denying, among other things, that its generic product infringes any valid claims of Ortho-McNeil’s reissue patent. On December 10, 2007, the Company filed a motion for summary judgment that the reissue patent was obvious and therefore invalid as a matter of law. This motion was granted by Judge Cavanaugh of the District of New Jersey on April 17, 2008. Ortho-McNeil has filed a motion for entry of final judgment, so that it can appeal Judge Cavanaugh’s ruling.

The Company is also involved in certain legal proceedings from time to time incidental to normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any existing matters would have a material adverse effect on its financial position or results of operations.

13.	INVENTORIES

Inventories consist of the following amounts:

	June 30, 2008	March 31, 2008

Raw materials	$13,218,863	$9,803,735
Goods in transit	12,607,843	46,002,600
Work in process	7,682,908	7,308,480
Finished goods (Manufactured)	10,378,748	7,953,293
Finished goods (Distributed)	186,714,265	227,597,572

Total Inventories	$230,602,627	$298,665,680

14.	INCOME TAXES

The provision for income taxes is as follows for the first quarters of Fiscal 2009 and Fiscal 2008:

	Quarter Ended

	June 30, 2008	June 30, 2007

Current	$5,944,353	$7,066,135
Deferred	(825,465)	(5,934,434)

Total	$5,118,888	$1,131,701

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the first quarters of Fiscal 2009 and Fiscal 2008, respectively, are as follows:

	June 30, 2008	June 30, 2007

Provision for income taxes at federal statutory rate	$5,095,634	$3,241,736
Change in valuation allowance	—	(2,110,035)
Other	23,254	—

Income taxes	$5,118,888	$1,131,701

Deferred taxes consist of the following:

	June 30, 2008	March 31, 2008

Deferred tax assets:
Net operating loss carryforwards	$997,039	$1,063,509
Intangibles	28,263,616	28,865,403
Other	361,707	361,707

Total deferred tax assets	$29,622,362	$30,290,618

Deferred tax liabilities:
Intangibles	$10,816,728	$12,361,976
Depreciation	632,493	580,968

Total deferred tax liabilities	$11,449,222	$12,942,943

Net deferred tax assets	$18,173,140	$17,347,675

15.	SEGMENT INFORMATION

The Company operates in two reportable segments consisting of products that it manufactures on its own, as well as those distributed under various agreements with of Sun Pharma. The sales and gross profits earned on these categories of products are as follows

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Manufactured Products	$32,035,365	$16,387,861	$28,375,385	$14,220,722
Distributed Products	76,241,375	7,195,550	7,024,932	1,647,056

Total	$108,276,740	$23,583,411	$35,400,317	$15,867,778

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an understanding of the Corporation’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2008 Annual Report on Form 10-K as of and for the year ended March 31, 2008 (the “Annual Report”) and the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Gross Sales and Related Reserves

Our gross sales for the first quarter of Fiscal 2009 were $180.1 million, as compared to $83.5 million for the corresponding period of Fiscal 2008. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 40% of gross sales for the first quarter of Fiscal 2009, as compared to 58% for the corresponding period of Fiscal 2008. Net sales for the first quarter of Fiscal 2009 ended June 30, 2008 were $108.3 million, as compared to $35.4 million for the first quarter of Fiscal 2008 ended June 30, 2007. The increase is primarily due to sales of Para IV products launched by the Company during the fourth quarter of Fiscal 2008 under the distribution and sale agreement with Sun Pharma, and sales of other products launched in Fiscal 2008 under the marketing agreements with Sun Pharma.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2008 and the first three months of Fiscal 2009.

($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period

		Current Period	Prior Period

For all of Fiscal 2008

Chargebacks, rebates & shelf stock adjustments	$32,638	$273,070	-0-	$226,803	$78,905

Returns and other allowances	3,752	15,168	-0-	13,647	5,273

Doubtful Accounts	100	346	-0-	328	118

For the first three months of Fiscal 2009

Chargebacks, rebates & shelf stock adjustments	$78,905	$67,691	-0-	$93,812	$52,784

Returns and other allowances	5,273	4,109	-0-	5,946	3,436

Doubtful Accounts	118	48	-0-	31	135

Intangible Assets

The Company made a payment in the first quarter of Fiscal 2009 in the amount of $1.3 million for certain tangible and intangible assets purchased. The assets purchased included $1.1 million towards certain brand products associated New Drug Applications (“NDAs”) and trademarks, which were recorded as intangible assets in the Company’s balance sheet at June 30, 2008, and $0.2 million towards purchases of finished goods of these products.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have net deferred tax assets of $18.2 million and $17.3 million at June 30, 2008 and March 31, 2008, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a federal income tax provision of $5.1 million during the first quarter of Fiscal 2009 as compared to a net federal tax provision of $1.1 million during the first quarter of Fiscal 2008. We have not provided for any valuation allowance as of June 30, 2008, or March 31, 2008. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of June 30, 2008, we had federal net operating loss carryforwards (“NOLs”) of approximately $2.8 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce future taxable income. The NOLs will expire between 2008 and 2012.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of Fiscal 2008. The Company has determined that no adjustments for unrecognized tax benefits are necessary as a result of the adoption of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has not been a subject of an IRS examination. The Company’s federal statute of limitations on income tax has expired for years prior to 2003.

Inventory

We value inventories at the lower of cost or market. We determine the cost of raw materials, work in process and finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired for research and development (“R&D”) on products yet to be launched are written off in the year of acquisition. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. We must also make estimates about the amount of manufacturing overhead to allocate to our finished goods and work in process inventories. Although the manufacturing process is generally similar for our products, we must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production step. Accordingly, the assumptions we make can impact the value of reported inventories and cost of sales.

OVERVIEW

For the first quarter of Fiscal 2009, ended June 30, 2008, we recorded net sales of $108.3 million, as compared to $35.4 million during the corresponding period of Fiscal 2008. We incurred $5.5 million in R&D expense during the first quarter of Fiscal 2009, as compared to $3.3 million during the corresponding period of Fiscal 2008. There were no non-cash R&D expenses incurred during the first quarter of Fiscal 2009 or during the corresponding period of Fiscal 2008. We used cash from operations in the amount of $27.4 million during the first quarter of Fiscal 2009, as compared to generating cash from operations $1.4 million during the corresponding period of Fiscal 2008. The decrease in cash flows from operations was primarily due to a decrease in accounts payable balances offset, in part, by decreases in accounts receivable and inventory balances. We earned net pre-tax income of $14.6 million during the first quarter of Fiscal 2009, as compared to net pre-tax income of $9.6 million during the corresponding period of Fiscal 2008. The increase was primarily due to higher net sales. During the first quarter of Fiscal 2009, we recorded an income tax provision of $5.1 million, as compared to an income tax provision of $1.1 million recorded during the corresponding period of Fiscal 2008. During the first quarter of Fiscal 2009, we earned a net income of $9.4 million, as compared to a net income of $8.5 million during the corresponding period of Fiscal 2008. At June 30, 2008, we had stockholders’ equity of $152.5 million as compared to stockholders’ equity of $142.8 million at March 31, 2008.

During Fiscal 2008, the Company commenced construction on the expansion of its primary facility located in Detroit, Michigan. This project will encompass additional space required for manufacturing, quality control laboratories, raw material storage and administrative offices. The expansion is currently in progress on the acreage the Company acquired directly adjacent to its existing manufacturing facility. During the first quarter of Fiscal 2009, the project remains on time and once completed will add approximately 140,000 square feet to our manufacturing facility. The expanded facility is expected to be operational by end of Fiscal 2009. In addition, the Company continued updating its packaging facility located in Farmington Hills, Michigan. During Fiscal 2007, the Company acquired this packaging facility for $1.7 million. We have improved the infrastructure and process flow by replacing manual packaging lines with automated lines thereby having less human intervention. This has already improved quality control in our packaging operations and will result in improved capacity. This 33,369 sq. ft. facility was previously owned and operated by a third party packager of our portfolio of products. This acquisition has already improved our overall costs in packaging, bottling and increased our production.

FDA COMPLIANCE

The FDA recently concluded an inspection in June 2008. This was a general cGMP inspection and Pre-Approval Inspection for three products. The Company was issued a notice on Form 483. The Company has responded accordingly and we believe we remain substantially compliant. We continue to focus on improving the amount of support in quality assurance, quality control, and manufacturing areas in order to continually improve our performance in quality. This support is derived from the improvement of systems, training on risk management and cGMP, while adding the appropriate level of personnel to support our growth. Additionally we have invested in more automation for improved quality and increase in output with less human intervention. During Fiscal 2008, and currently in Fiscal 2009, in addition to our own internal audits, we have retained outside companies to audit both the laboratory and manufacturing areas of our Company in order to improve and or maintain our systems of operation. These audits were based on a historical look back and offered improvements based on Caraco’s future requirements. The audits also included follow up on recommendations of best practices made by the FDA. We have focused our attention for continual improvement of our Corrective and Preventative Actions and cGMP, while adding the appropriate level of personnel to support our growth during Fiscal 2009. The Company has received approvals for seven ANDAs relating to two products since the inspection that concluded in June 2008.

We remain extremely pro-active in regards to growing our business appropriately. We continue to grow the analytical staff, which is currently at 69 employees, thereby enabling the laboratory to better cope with an increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance. Our manufacturing personnel are going through more rigorous training at the time of hire, and thereafter, in order to maintain our compliance and quality.

First Quarter Fiscal 2009 Compared to First Quarter Fiscal 2008

Net Sales. Net sales for the first quarter of Fiscal 2009, ended June 30, 2008, were $108.3 million, as compared to $35.4 million for the first quarter of Fiscal 2008, reflecting an increase of 206%. The increase is primarily due to sales of Para IV products launched by the Company during the fourth quarter of Fiscal 2008 under the distribution and sale agreement with Sun Pharma and to a lesser extent sales of other products launched in Fiscal 2008 under the marketing agreements with Sun Pharma as well as growth in sales of our own manufactured products. Net sales for distributed products were $76.2 million for the first quarter of Fiscal 2009, as compared to $7.0 million for the corresponding period of Fiscal 2008. Net sales for manufactured products were $32.0 million for the first quarter of Fiscal 2009, as compared to $28.4 million for the corresponding period of Fiscal 2008. Currently, we manufacture and market all except three of our approved products. Overall sales of two products accounted for approximately 57% of net sales for the first quarter of Fiscal 2009 as compared to sales of four products which accounted for approximately 53% of net sales for the first quarter of Fiscal 2008.

Gross Profit. We earned gross profit of $23.6 million during the first quarter of Fiscal 2009, as compared to gross profit of $15.9 million during the corresponding period of Fiscal 2008, reflecting an increase of 48%. The increase in gross profit was due to higher sales, primarily of distributed products including Para IV products under the agreements with Sun Pharma and to a lesser extent growth in the sales of our own manufactured products.

The gross profit margin for the first quarter of Fiscal 2009 as a percentage of net sales decreased to 22%, as compared to 45% during the corresponding period of Fiscal 2008. This decrease was primarily due to the weight of increased sales of distributed products, versus the sales of manufactured products, which had an impact on the overall margins. The gross profit margin on distributed products was 9% for the first quarter of Fiscal 2009, as compared to 23% for the corresponding period of Fiscal 2008. The decrease was primarily due to the weight of increased sales of Para IV products versus the sale of other distributed products. Products that are part of the Para IV distribution and sale agreement currently earn a gross profit margin of 8%. The gross profit margin for manufactured products was 51% for the first quarter of Fiscal 2009, as compared to 50% for the corresponding period of Fiscal 2008. Manufactured product margins have remained fairly stable period to period. The manufactured products margin is higher than normal rates due to mix of products sold. This rate may or may not remain at current levels in future periods. We are hopeful that margins remain in line with Fiscal 2008 as we manage, among other things, various factors such as changes in product sales mix, the balance of product sold to the various classes of trade, continued price erosion and new competitors entering the market. We can not determine the mix of distributed product sales versus manufactured product sales in any given period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses during the first quarter of Fiscal 2009 were $3.8 million, as compared to $3.4 million during the corresponding period of Fiscal 2008, representing an increase of 12%. The increase was mainly related to higher marketing and administrative efforts relative to the increase in sales. SG&A expenses, as a percentage of net sales improved to 4% for the first three months of Fiscal 2009, as compared to 10% for the corresponding period of Fiscal 2008. The lower percentage of SG&A is primarily due to increased sales of distributed products.

Research and Development Expenses. Total R&D expenses for the first quarter of Fiscal 2009 were $5.5 million, as compared to $3.3 million during the corresponding period of Fiscal 2008. The Company did not incur any non-cash R&D expenses (technology transfer costs) during the first quarter of Fiscal 2009 or during the corresponding period of Fiscal 2008. The final product was transferred to Caraco by Sun Global during the third quarter of Fiscal 2008, which concluded the obligations between the parties under the technology transfer agreement. Series B convertible preferred stock was issued to Sun Global under the products agreement between the Company and Sun Global in exchange for the technology of formulation products delivered by Sun Global to the Company. The resulting amount of R&D expense was charged to operations and was determined based upon the fair value of the preferred shares on the date the respective product formulas passed their bio-equivalency studies. The fair value of such shares was based upon a valuation performed by Donnelly Penman and Partners, an independent, third party valuation firm. The exchange of shares was prior to the initial ANDA submissions to the FDA. Cash R&D will continue to increase in an effort to develop additional products. The cash R&D expenses during the first quarter of Fiscal 2009 were higher compared to those during the corresponding period of Fiscal 2008 due to increased R&D activity including increased patent related expenses and increases in other expenses in an effort to file more products with the FDA.

Other Income. We earned other income of $0.3 million during the first quarter of Fiscal 2009, as compared to $0.5 million during the corresponding period of Fiscal 2008. In both periods, the sole component of other income was interest income earned. The lower other income is primarily due to reduction in interest rates as prevailing in the market during the corresponding periods.

Income Taxes. We recorded an income tax expense of $5.1 million during the first quarter of Fiscal 2009, compared to an income tax expense of $1.1 million during the corresponding period of Fiscal 2008. As the Company continues to be profitable, the Company is expected to pay income taxes on current profits. (Also, see discussion under “Income Taxes” above).

Results of Operations. We earned a net pre-tax income of $14.6 million during the first quarter of Fiscal 2009, as compared to a net pre-tax income of $9.6 million during the corresponding period of Fiscal 2008. We earned net income of $9.4 million for the first quarter ended June 30, 2008, as compared to net income of $8.5 million for the corresponding period of Fiscal 2008.

Liquidity and Capital Resources

We used cash from operations in the amount of $27.4 million during the first quarter of Fiscal 2009, as compared to generating cash from operations of $1.4 million during the corresponding period of Fiscal 2008. The decrease in cash flows from operations was primarily due to a decrease in accounts payable balances offset, in part, by decreases in accounts receivable and inventory balances. Accounts receivable decreased by $55.2 million to $80.6 million as of June 30, 2008, as compared to $135.9 million at the end of Fiscal 2008. Inventory levels are equivalent to 194 days sales on hand, as compared to 142 days on hand as of March 31, 2008. The inventory as of June 30, 2008 includes a build up of Para IV products launched in the fourth quarter of Fiscal 2008. We believe that such inventory will continue to generate future revenues and is realizable. If the sale of the Para IV products are not allowed by any regulatory authority and Sun Pharma does not file a timely appeal, we would have various rights to return the product to Sun Pharma. Excluding the inventory for Para IV products, inventory levels were equivalent to 110 days sales as of June 30, 2008 as compared to 94 days as of March 31, 2008. Accounts receivable is 68 days sales outstanding (“DSO”) as of June 30, 2008 versus 63 days as of March 31, 2008.

At June 30, 2008, we had working capital of $107.4 million, compared to working capital of $104.5 million at March 31, 2008. Additionally, we have available a $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. which would allow us flexibility in expansion efforts to increase our capacity over the next few years. Currently the credit line has no outstanding balances.

Future Outlook

We continue to remain competitive as we continue to grow. Due to our size and management structure, we believe that we are able to move swiftly and effectively. We are disciplined and have the aptitude to execute our plan. We believe we are substantially compliant with cGMP. We continue to invest in improved systems, equipment, training and personnel in quality and manufacturing to improve our overall performance in quality and production. In the last two years we have added considerable amount of infrastructure in our quality control laboratories. Our current focus is on manufacturing and quality assurance. With our planned expansion during Fiscal 2009, it would be important to have proper management team to support the anticipated improvements and growth. We need to continue to improve our output on research and development by filing more ANDAs with the FDA so as to increase our own manufactured products portfolio. It is out intention to do so both internally and by utilizing third party developers. Our production capacity and output needs to be increased in order to maximize sales throughout Fiscal 2009 and beyond.

The expansion of our facilities should provide us the capacity we need to supply our customers effectively. We are currently working on streamlining our procedures by adding improved systems and processes. Our training is being enhanced both internally and by utilizing third parties, to support our growth and predict future operational efficiencies. We are working with local universities and technical schools in order to provide the proper talented employees required to perform in a highly regulated business. We anticipate improved productivity and quality as our newer staff continues to increase their experience in their respective positions.

Currently, we have 19 ANDAs pending approval at the FDA (including four tentative approvals) relating to 16 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products have also picked up momentum and this should permit us to grow at the level of our guidance as provided below. We now have 23 products, that we market (including our own manufactured products and those distributed under various agreements with of Sun Pharma), whose market share is ranked third or higher against the same products of our generic competitors. We are focused on products that are currently in our portfolio and are yet to realize their full market potential. Based on our own development pipeline and the current agreements we have with Sun Pharma along with other third party developers we believe we will achieve 25% growth in sales for Fiscal 2009, compared to Fiscal 2008.

Although gross profit margins may come down over time due to price erosion, we are confident that our sales growth, expanding product portfolio and successful execution of our business plan will offset any long-term impact. However, should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has and will continue to work diligently to counter the pricing pressures through increased sales volumes, improved market share on existing products, expansion of our customer base, improved productivity, and better cost absorption of operational overheads, cost reductions and increased development plans.

The Company intends to aggressively move forward with the development of new products. While the development of new products will increase our cash R&D expense and impact EPS, we believe that we will continue to have the cash and other means available to meet increased working capital requirements, fund potential litigation expenses relating to Paragraph IV certification and finance further capital investments. Product development is a critical element in meeting expectations in the future. With non-cash R&D expenses eliminated, upon completion of the Sun Global products agreement in third quarter of Fiscal 2008, cash R&D expenses will continue to increase in an effort to file more products with the FDA.

We believe that Sun Pharma is a partner with a proven track record, and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 71% (approximately 76% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment, which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties, both domestically and abroad, that will complement the Sun Pharma’s development pipeline.

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

We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own internal product development. In order to improve the amount of filings, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed one NDA in the first quarter of Fiscal 2009 relating to one product

As previously mentioned, in Fiscal 2007 we entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we continue to market a number of these products which are categorized as distributed products. In addition, on January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. Under the agreement, the Company participates in the sales opportunity on the products, and also shares the litigation risks to a limited extent based on percentage. If such claims are successful, however, they could have a material adverse effect on the Company. We have started marketing two products under this agreement including Pantoprazole sodium DR tablets. While increased distributed products may lower our overall gross profit margins, we do not have any of the associated costs other than routine marketing costs including freight, carrying costs, and actual purchase price. Ultimately, the sales of distributed products lower the SG&A as a percentage of sales. These agreements should provide for an alternate stream of products that will complement our internal research and development and our outsourced development. From time to time significant product launches such as we incurred under the distribution and sale agreement for Para IV products in Fiscal 2008 may occur that will add near term growth that may or may not be sustainable in future periods. Additionally we will continue to work with Sun Pharma in effort to transfer future product technology on a cash basis similar to other third party developers and in the future we may provide services to Sun Pharma, its affiliates and other third party pharmaceutical manufacturers relating to distribution of certain products, on a fee for service basis in effort to expand our product offerings and remain competitive. It is our belief that our infrastructure and relationships we have with our customers, can be utilized to optimize sales for our own products, as well as of other companies that are entering or are planning to enter the U.S. market but do not have the infrastructure required to compete effectively.

The various agreements referenced above will provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s plans for Fiscal 2009 include:

•	Continue to focus and improve on FDA compliance.

•	Increase research and development activities, with a view to increase the number of ANDA filings.

•	Look for potential acquisitions that either complement or are synergistic to our current business model.

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected short and long-term growth while improving quality.

•	Increase cGMP training to accommodate growing staff and compliance.

•	Build or lease new facilities to meet the increased demand for production and warehousing in short and long term.

•	Increased market share for certain existing products and recently introduced products.

•	Enhanced customer reach and satisfaction.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

•	Increase revenue and cash by marketing ANDAs owned by Sun Pharma and other third parties.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings if necessary.

•

Research alternate product development sources and product licenses such as in licensing authorized generics from brand innovator companies and acquisitions of ANDAs from competitor manufacturers both domestically and abroad.

•	Research possible development of brands for existing stream of products where such potential exists.

•	Increase focus on succession planning.

•	Increase management training and development.

•	Maintain balance in trade class.

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

Such risks and uncertainties include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iii) governmental restrictions on the sale of certain products; (iv) dependence on key personnel; (v) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vi) market and customer acceptance and demand for new pharmaceutical products; (vii) availability of raw materials in a timely manner, at competitive prices, and in required quantities; (viii) timing and success of product development and launch; (ix) integrity and reliability of the Company’s data; (x) lack of success in attaining full compliance with regard to regulatory and cGMP compliance; (xi) experiencing difficulty in managing our recent rapid growth and anticipated future growth; (xii) dependence on limited customer base; (xiii) occasional credits to certain customers reflecting price reductions on products previously sold to them and still available as shelf-stock; (xiv) possibility of an incorrect estimate of charge-backs and the impact of such an incorrect estimate on net sales, gross profit and net income; (xv) dependence on few products generating majority of sales; (xvi) product liability claims for which the Company may be inadequately insured; (xvii) subjectivity in judgment of management in applying certain significant accounting policies derived based on historical experience, terms of contracts, our observations of trends of industry, information received from our customers and other sources, to estimate revenues, accounts receivable allowances including chargebacks, rebates, income taxes, values of assets and inventories; (xviii) litigation involving claims of patent infringement; (xix) litigation involving claims for royalties and/or options relating to a prior contract for one product and (xx) other risks identified in this report and identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (see our Annual Report on Form 10-K for the year ended March 31, 2008, Part I, Item 1A, for more detailed discussion of such risks). These forward-looking statements represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first quarter of Fiscal 2009, 544,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 544,000 shares of Caraco common stock and issued to Sun Global.

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

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: July 25, 2008	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: July 25, 2008	By:	/s/ Mukul Rathi

Mukul Rathi interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer

31.2	Certificate of interim Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.