Form 10-Q
period 2008-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2009-02-03
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2008

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

Yes ☐          No ☒

As of January 28, 2009 the registrant had 35,826,094 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	DECEMBER 31, 2008	MARCH 31, 2008

	UNAUDITED	AUDITED

ASSETS

Current assets
Cash and cash equivalents	$33,973,968	$56,906,051
Accounts receivable, net	13,046,308	135,927,027
Inventories	125,255,543	298,665,680
Prepaid expenses and deposits	7,278,180	8,161,319
Deferrred income taxes	416,985	361,707

Total current assets	179,970,984	500,021,784

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	13,813,315	13,102,557
Equipment	22,604,830	17,046,501
Furniture and fixtures	1,281,493	1,175,403
Construction in progress	15,711,139	405,689

Total	54,386,088	32,705,461
Less accumulated depreciation	13,682,865	11,438,027

Net property, plant and equipment	40,703,223	21,267,434

Net intangible assets	1,407,312	—
Deferred income taxes	19,558,790	16,985,968

Total assets	$241,640,309	$538,275,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$5,310,287	$4,781,739
Accounts payable, Sun Pharma	68,553,147	388,286,127
Accrued expenses	1,629,062	2,284,513
Income taxes payable	—	142,494

Total liabilities (all current)	75,492,496	395,494,873

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 4,352,000 shares (December 31, 2008) 7,616,000 shares (March 31, 2008)	37,089,920	58,137,280
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 35,826,094 shares (December 31, 2008) 32,551,094 shares (March 31, 2008)	104,560,997	83,332,487
Additional paid in capital	3,386,931	3,149,171
Retained Earnings / (Accumulated deficit)	21,109,965	(1,838,625)

Total stockholders’ equity	166,147,813	142,780,313

Total liabilities and stockholders’ equity	$241,640,309	$538,275,186

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF INCOME

	Nine months ended December 31,		Quarter ended December 31,

	2008	2007	2008	2007

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net sales	$286,185,477	$158,614,840	$55,720,312	$81,859,956
Cost of goods sold	224,698,828	101,445,849	39,818,936	58,574,542

Gross profit	61,486,649	57,168,991	15,901,376	23,285,414

Selling, general and administrative expenses	11,790,777	10,159,869	3,735,532	3,723,144
Research and development costs - affiliate	—	11,320,640	—	5,880,640
Research and development costs - other	16,886,738	12,476,952	5,820,799	4,087,742

Operating income	32,809,134	23,211,530	6,345,045	9,593,888

Other income (expense)
Interest income	570,847	1,420,730	150,589	534,275
Loss on disposal of assets	—	(4,420)	—	(4,420)

Other income	570,847	1,416,310	150,589	529,855

Net income before income taxes	33,379,981	24,627,840	6,495,634	10,123,743
Income tax expense / (benefit)	10,431,391	718,627	1,411,082	(649,339)

Net income	$22,948,590	$23,909,213	$5,084,552	$10,773,082

Net income per common share
Basic	0.68	0.82	0.15	0.37
Diluted	0.57	0.63	0.13	0.28

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Nine months ended December 31,

	2008	2007

	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net income	$22,948,590	$23,909,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,293,367	1,820,350
Loss on disposal of Assets	—	4,420
Capital stock issued or to be issued to affiliate in exchange for product formulation	—	11,320,640
Stock option expense	237,760	212,264
Stock grant expense	169,900	357,750
Common stock issued to former officer and director	—	115,950
Net deferred income taxes	(2,628,100)	(16,477,720)
Changes in operating assets and liabilities which provided / (used) cash:
Accounts receivable	122,880,719	(29,302,568)
Inventories	173,410,136	(165,867,471)
Prepaid expenses and deposits	883,135	(3,713,588)
Accounts payable	(319,204,432)	200,801,437
Accrued expenses	(655,447)	(662,326)
Income taxes payable	(142,494)	1,775,848

Net cash provided by operating activities	193,134	24,294,199

Cash flows from investing activities
Purchases of property, plant and equipment	(21,680,627)	(3,891,595)
Purchases of intangibles	(1,455,840)	—

Net cash used in investing activities	(23,136,467)	(3,891,595)

Cash flows from financing activities
Proceeds from exercise of stock options	11,250	101,750

Net cash provided by financing activities	11,250	101,750

Net (decrease) / increase in cash and cash equivalents	(22,932,083)	20,504,354
Cash and cash equivalents, beginning of period	56,906,051	33,897,622

Cash and cash equivalents, end of period	$33,973,968	$54,401,976

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS / (ACCUMULATED DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED STOCK		COMMON STOCK

	SHARES	AMOUNT	SHARES	AMOUNT

Balances at April 1, 2008	7,616,000	$58,137,280	32,551,094	$83,332,487	$3,149,171	$(1,838,625)	$142,780,313

Conversion of preferred stock into common stock	(3,264,000)	(21,047,360)	3,264,000	21,047,360			—

Common stock options exercised			1,000	11,250			11,250

Stock options expensed					237,760		237,760

Stock grants			10,000	169,900			169,900

Net Income						22,948,590	22,948,590

Balances at December 31, 2008	4,352,000	$37,089,920	35,826,094	$104,560,997	$3,386,931	$21,109,965	$166,147,813

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

Caraco is a corporation organized under Michigan law in 1984, engaged in the business of developing, manufacturing, marketing and distributing generic and private-label pharmaceutical products to the nation’s largest wholesalers, distributors, warehousing and non-warehousing chain drugstores and managed care providers, throughout the U.S.

A generic pharmaceutical product is the chemical and therapeutic equivalent of a brand-name drug as to which the patent and/or market exclusivity has expired. Generic pharmaceutical products are well accepted for substitution of brand pharmaceutical products (which substitution is regulated by individual state regulations) as they sell at a discount to the branded product’s price and have been determined to be their equivalent in quality and bioavailability.

Our present product portfolio includes 56 prescription products, in 125 strengths, in various package sizes. These include both Caraco manufactured products, as well as products we distribute for Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”), and its subsidiaries. The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management. There are two Caraco products that have been approved by the Food and Drug Administration (“FDA”) but are not currently being marketed.

A significant source of our earlier funding has been from Sun Pharma. Since August 1997, Sun Pharma has contributed equity capital and has advanced us loans. In addition, among other things, Sun Pharma has acted as a guarantor on loans to Caraco, has supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices, transferred certain generic products to us and provided us with qualified technical professionals. Most recently, Sun Pharma has also provided services as a Clinical Research

Organization, (“CRO”) by performing certain bio-equivalency studies on our future potential products. Sun Pharma owns approximately 73% of the outstanding shares of the Company (approximately 76% including the convertible Series B Preferred Stock). (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.	CURRENT STATUS OF THE CORPORATION

During the third quarter ended December 31, 2008 and first nine months of our current fiscal year ending March 31, 2009 (“Fiscal 2009”), we generated net sales of $55.7 million and $286.2 million, respectively, compared to $81.9 million and $158.6 million, respectively, during the corresponding periods of Fiscal 2008. We incurred $5.8 million and $16.9 million, respectively, in total research and development (“R&D”) expenses during the third quarter and first nine months of Fiscal 2009, as compared to $10.0 million and $23.8 million, respectively, during the corresponding periods of Fiscal 2008. There were no non-cash R&D expenses incurred during the third quarter and nine month period ended December 31, 2008, as compared to $5.9 million and $11.3 million, respectively, during the corresponding periods of Fiscal 2008. We generated cash from operations in the amount of $0.2 million during the first nine months of Fiscal 2009, as compared to generating cash from operations of $24.3 million during the corresponding period of Fiscal 2008. We earned net pre-tax income of $6.5 million and $33.4 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to net pre-tax income of $10.1 million and $24.6 million, respectively, during the corresponding periods of Fiscal 2008. During the third quarter and first nine months of Fiscal 2009, we provided for an income tax expense of $1.4 million and $10.4 million, respectively, as compared to an income tax benefit of $0.7 million for the third quarter of Fiscal 2008 and an income tax expense of $0.7 million for the first nine months of Fiscal 2008. We earned net income of $5.1 million and $22.9 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to net income of $10.8 million and $23.9 million, respectively, during the corresponding periods of Fiscal 2008. At December 31, 2008, we had stockholders’ equity of $166.1 million, as compared to stockholders’ equity of $142.8 million at March 31, 2008. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”).

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

We filed six Abbreviated New Drug Applications (“ANDAs”), relating to five products, with the FDA during the first nine months of Fiscal 2009. We have received FDA approval for eight ANDAs, relating to three products during the first nine months of Fiscal 2009. This brings our total number of ANDAs pending approval by the FDA to 25 (including four tentative approvals), relating to 21 products.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008 (the Corporation’s Fiscal 2010). Early adoption and retroactive application is not permitted.

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

The basic and diluted weighted average numbers of common shares outstanding for the third quarter of Fiscal 2009, ended December 31, 2008, were 34,749,920 and 40,608,355, respectively, and were 33,609,119 and 40,577,201, respectively, for the first nine months of Fiscal 2009. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the third quarter of

Fiscal 2008, ended December 31, 2007, were 29,197,836 and 38,169,114, respectively, and were 29,197,836 and 38,035,421, respectively for the first nine months of Fiscal 2008.

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

Sun Pharma and its subsidiaries supply the Corporation with certain raw materials and formulations, assist in acquiring machinery and equipment to enhance production capacities, and have provided qualified technical professionals who work as Caraco employees. Most recently, Sun Pharma has also provided services as a Clinical Research Organization by performing certain bio-equivalency studies on our future potential products. Also, four of the nine directors of Caraco are, or were, affiliated with Sun Pharma.

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

During Fiscal 2008, the Corporation entered into a three-year distribution and sale agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under this agreement, the Company purchases selected formulations which have been filed under Paragraph IV certification process with the FDA by Sun Pharma and offered for distribution. Paragraph IV certified (“Para IV”) products may face litigation challenges with respect to claims of patent infringement. Under the agreement the Company shares in the sales opportunity and shares the litigation risk. The Company is indemnified by Sun Pharma of any risk beyond the percentage agreed to as its profit percentage, thereby limiting the Company’s exposure. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. The license granted with respect to a product terminates upon the end of its exclusivity period of 180 days or a non-appealable court decision, or until a third generic manufacturer launches the product, whichever is later, or until a settlement is reached, at which time the product will become part of the standard Caraco-Sun Pharma marketing agreement disclosed above. The Company purchases selected Para IV products offered by Sun Pharma, and markets and distributes the same as part of its current product offerings in the U.S., its territories and possessions, including Puerto Rico and currently receives a fixed margin of 8%, or such other percentages as shall be mutually agreed upon from time to time. Under the agreement, Sun Pharma and Caraco mutually indemnify each other, capped by the fixed margin percentage, with respect to damages from infringement.

During the third quarter and first nine months of Fiscal 2009 the Corporation made net sales of $26.8 million and $193.0 million, respectively, and during corresponding periods of Fiscal 2008, the Corporation made net sales of $49.6 million and $63.0 million, respectively, of the marketed products under the aforesaid agreements.

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

During the first nine months of Fiscal 2009, Sun Global converted 3,264,000 shares of Series B Preferred Stock into 3,264,000 shares of Common Stock. During the fiscal years ended March 31, 2008 and March 31, 2007, Sun Global converted 4,352,000 shares and 1,632,000 shares of Series B Preferred Stock into 4,352,000 shares and 1,632,000 shares of Common Stock, respectively. As of December 31,

2008, Sun Pharma’s current beneficial ownership is approximately 73% (approximately 76% including its convertible Series B Preferred Stock).

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

For the third quarter and first nine months of Fiscal 2009, the Company has recognized expenses amounting to $86,581 and $237,760, respectively, related to share-based compensation as compared to $71,678 and $212,264, respectively for the corresponding periods of Fiscal 2008. As of December 31, 2008, total unrecognized compensation cost related to stock options granted was $574,261. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three years.

Stock options to purchase 77,500 shares of common stock were granted to employees and Directors during the first nine months of Fiscal 2009, which vests in the amount of one-third on each anniversary following the date of grant. Additionally, the Company recorded an expense of $169,900 related to a stock grant of 10,000 common shares issued to the CEO on May 2, 2008 as part of his employment agreement, which vested immediately upon issuance.

8.	COMMON STOCK ISSUANCES

We issued 1,000 shares of common stock to our employees upon exercise of their stock options during the first nine months of Fiscal 2009. Also, the Company issued a stock grant of 10,000 common shares to the CEO on May 2, 2008, as noted in Note 7.

During the first nine months of Fiscal 2009, Sun Global converted 3,264,000 shares of Series B Preferred Stock into 3,264,000 shares of Common Stock. (See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

9.	PREFERRED STOCK ISSUANCES

No shares of preferred stock were issued during the first nine months of Fiscal 2009, as compared to 1,088,000 shares of preferred stock issued to Sun Global during the first nine months of Fiscal 2008.

10.	SALES AND CUSTOMERS

The Company effectively remained competitive in the market place during the third quarter and first nine months of Fiscal 2009. The Company continues to be strengthened to meet the demands of a competitive U.S. generic pharmaceutical market, while providing additional support for its future growth and reducing costs where possible. The Company recognizes two reportable segments, manufactured product sales and distributed product sales. See Note 15, “Segment Information” for more information The sales of new products launched within either segment may not be sustainable at the same levels as when they are first introduced. When any product is introduced or launched in the market, its initial sales may be higher than its future ongoing sales. Sales for such products as well as other existing products could, and most often do, face price erosion throughout their saleable life cycle or even sooner, should additional competitors enter the market. The potential for price erosion is disclosed in the Company’s Annual Report on Form 10-K under Part I. Item 1A. “Risk Factors”.

As is typical in the U.S. retail sector, many of the Company’s customers are serviced through their designated wholesalers. During the third quarter and first nine months of Fiscal 2009, the Company’s three largest customers, Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 15%, 22% and 12%, respectively, of the Company’s total net sales during the third quarter and 8%, 16% and 22%, respectively, of total net sales for the first nine months of Fiscal 2009. Correspondingly, shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 8%, 37% and 10%, respectively, of the Company’s total net sales during the third quarter of Fiscal 2008, and 11%, 31% and 15%, respectively, of total net sales for the first nine months of Fiscal 2008. The majority of these net sales include sales to various customers of the Company that have underlying direct contracts with our Company that are facilitated through its wholesale customers. This includes sales to the Veterans Administration, an agency of the United States Government that is currently serviced through the McKesson Corporation.

11.	LINE OF CREDIT

During the third quarter of Fiscal 2009, the Corporation renewed its one-year, $10 million Credit Agreement with JP Morgan Chase Bank, N.A., which will expire on November 30, 2009. Under the Credit Agreement, the lender may make loans and issue letters of credit to the Corporation for working capital needs and general corporate purposes. Letters of credit, if issued, expire one year from their date of issuance, but no later than November 30, 2009. Borrowings are secured by the Corporation’s receivables and inventory. Interest is payable based on a LIBOR Rate or an alternate base rate (determined by reference to the prime rate or the federal funds effective rate), as selected by the Corporation. The rate of interest is LIBOR plus 75 basis points, or the bank’s prime rate minus 100 basis points (provided the prime rate is not less than the prevailing one month LIBOR Rate plus 250 basis points). The effective rates were 1.186% and 2.25%, respectively, at December 31, 2008. The Credit Agreement requires that certain financial covenants be met on a quarterly basis. The Corporation is in compliance with these financial covenants at December 31, 2008. There are no borrowings under this Credit Agreement at December 31, 2008.

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

As previously disclosed, on September 29, 2006, Schering Corporation (“Schering”) filed a complaint in the United States District Court for the District of New Jersey (“the New Jersey action”). A nearly identical complaint was filed on October 5, 2006, in the Eastern District of Michigan (“the Michigan action”). Both complaints allege, inter alia, that Sun Pharmaceutical Industries Ltd.’s (“Sun”) filing of an ANDA seeking approval to market its generic version of Schering’s Clarinex® (desloratadine) drug product infringed Schering’s U.S. Patent No. 6,100,274 (“the ‘274 patent”), which expires July 7, 2019. Schering further alleges that the Company either directly infringed the ‘274 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. On August 17, 2007, the New Jersey action was consolidated with other patent infringement cases filed by Schering against other ANDA filers for Schering’s Clarinex® drug product, while the Michigan action was stayed pending the outcome of the New Jersey action. The ANDA filed by Sun contains a Paragraph IV certification challenging the ‘274 patent. Sun believes that the ‘274 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun further believes it is one of several first generics to file a Paragraph IV certification for this drug product. Sun and the Company reached an agreement with Schering dismissing this litigation without prejudice.

Schering filed an additional complaint in the District of New Jersey on November 14, 2008 alleging that Sun’s filing of an ANDA seeking approval to market its generic version of Schering’s Clarinex® drug product infringed Schering’s U.S. Patent No. 7,405,223 (“the ‘223 patent”), which issued on July 29, 2008 and expires January 7, 2020 (with pediatric exclusivity). Schering further alleges that the Company either directly infringed the ‘223 patent by aiding in the filing of Sun’s ANDA, or will induce others to infringe by marketing and/or selling Sun’s generic version of Clarinex® upon receiving FDA approval. Schering’s complaint seeks an order from the Court which, among other things, directs the FDA not to approve Sun’s ANDA any earlier than the claimed expiration date. On December 12, 2008 the ‘223 action was consolidated with another patent infringement case brought by Schering against Orgenus Pharma Inc. and Orchid Chemicals & Pharmaceuticals, Ltd. Sun believes that the ‘223 patent is invalid, unenforceable and/or will not be infringed by Sun’s or the Company’s manufacture, use or sale of the product. Sun and the Company reached an agreement with Schering dismissing this litigation without prejudice.

As previously disclosed, on June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the

Company’s filing of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® (repaglinide) drug product infringed Novo Nordisk’s U.S. Patent No. 6,677,358. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV certification challenging the Novo Nordisk patent. The Company believes that this Novo Nordisk patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. The Company believes that it is the first to file an ANDA with a Paragraph IV certification for this drug product and it intends to defend this action vigorously to capitalize on the potential for obtaining 180 days exclusivity available for this product. The parties are in the final stages of discovery. The Company has filed motions for summary judgment of patent invalidity and non-infringement. The court has not ruled on either motion. The court will likely hear the Company’s motion for summary judgment on non-infringement in late February or early March, with trial to follow shortly thereafter.

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

The stay was later extended, but eventually lifted on December 3, 2007. Discovery is scheduled to continue.

On February 20, 2007, Caraco brought a declaratory judgment action in the Eastern District of Michigan court against Forest seeking a declaration that its generic version of Lexapro® will not infringe the related ‘941 patent. On April 13, 2007, Forest granted Caraco a covenant not to sue on the ‘941 patent, and the court, in May 2007, dismissed the case for lack of a controversy. Caraco filed a notice of appeal of that dismissal on June 8, 2007 before the U.S. Court of Appeals for the Federal Circuit. On April 1, 2008, the Federal Circuit granted Caraco’s appeal, holding that an actual case or controversy did exist and that Caraco should be allowed to maintain its declaratory judgment action regarding the ‘941 patent. Forest’s request for a rehearing of Caraco’s appeal en banc was denied. Forest has filed a petition for a writ of certiorari to challenge this decision with the Supreme Court, to which Caraco has responded. In the meantime, the parties have begun discovery in the ‘941 case before the district court.

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

13.	INVENTORIES

Inventories consist of the following amounts:

	December 31, 2008	March 31, 2008

Raw materials	$11,610,906	$9,803,735
Goods in transit	18,147,376	46,002,600
Work in process	8,954,665	7,308,480
Finished goods (Manufactured)	11,775,558	7,953,293
Finished goods (Distributed)	74,767,038	227,597,572

Total Inventories	$125,255,543	$298,665,680

14.	INCOME TAXES

The provision for income taxes is as follows for the first nine months of Fiscal 2009 and Fiscal 2008:

	Nine Months Ended

	December 31, 2008	December 31, 2007

Current	$13,059,491	$17,196,347
Deferred benefit	(2,628,100)	(16,477,720)

Total	$10,431,391	$718,627

The provision for income taxes is different from that which would be obtained by applying the statutory income tax rates to income before income taxes. The items causing the difference for the first nine months of Fiscal 2009 and Fiscal 2008, respectively, are as follows:

	Nine Months Ended

	December 31, 2008	December 31, 2007

Provision for income taxes at statutory rates	$11,682,993	$8,610,585
Change in valuation allowance	—	(6,962,422)
Other	(1,251,602)	(929,536)

Income taxes	$10,431,391	$718,627

Deferred taxes consist of the following:

	December 31, 2008	March 31, 2008

Deferred tax assets:
Net operating loss carryforwards	$864,101	$1,063,509
Intangibles	27,060,042	28,865,403
Other	416,985	361,706

Total deferred tax assets	$28,341,128	$30,290,618

Deferred tax liabilities:
Intangibles	$7,726,234	$12,361,976
Depreciation	639,119	580,967

Total deferred tax liabilities	$8,365,353	$12,942,943

Net deferred tax assets	$19,975,775	$17,347,675

15.	SEGMENT INFORMATION

The Company operates in two reportable segments consisting of products that it manufactures on its own, as well as those distributed under various agreements with Sun Pharma. The sales and gross profits earned on these categories of products for the third quarter and nine-month periods ended December 31, 2008 and December 31, 2007 are as follows:

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Manufactured Products	$28,875,005	$13,117,905	$32,307,885	$15,947,321
Distributed Products	26,845,307	2,783,471	49,552,071	7,338,093

Total	$55,720,312	$15,901,376	$81,859,956	$23,285,414

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Manufactured Products	$93,152,872	$44,865,607	$95,621,729	$47,083,908
Distributed Products	193,032,605	16,621,042	62,993,111	10,085,083

Total	$286,185,477	$61,486,649	$158,614,840	$57,168,991

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Gross Sales and Related Reserves

Our gross sales for the third quarter and first nine months of Fiscal 2009 were $118.0 million and $548.7 million, respectively, as compared to $152.0 million and $344.1 million, respectively, for the corresponding periods of Fiscal 2008. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 47% and 48% of gross sales, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to 46% and 54% of gross sales, respectively, for the corresponding periods of Fiscal 2008. Net sales for the third quarter and nine-month period ended December 31, 2008 were $55.7 million and $286.2 million, respectively, as compared to $81.9 million and $158.6 million, respectively, for the third quarter and first nine months of Fiscal 2008. The decrease in net sales for the third quarter of Fiscal 2009 as compared to the corresponding period of Fiscal 2008 is primarily due to lower sales of distributed products by the Company under the marketing agreement with Sun Pharma, and to a lesser extent, sales of manufactured products. Sales of one product (oxcarbazapine) launched under the marketing agreement during the third quarter of Fiscal 2008 were significantly high due to its 180 days shared exclusivity period. Subsequent to the end of the shared exclusivity period which occurred during the first quarter of Fiscal 2009, the net realizations for this product have decreased significantly as several other competitors have entered the market for this generic product. The increase in net sales for the first nine months of the Fiscal 2009, as compared to the corresponding period of Fiscal 2008, is primarily due to sales of distributed products by the Company under the distribution and sale agreement with Sun Pharma and sales of other products launched in the latter part of Fiscal 2008, both under the marketing agreements with Sun Pharma and our own manufactured products, partially offset by erosion in sales realization and change in customer mix.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2008 and the first nine months of Fiscal 2009.

				($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period

		Current Period	Prior Period

For all of Fiscal 2008
Chargebacks, rebates & shelf stock adjustments	$32,638	$273,070	-0-	$226,803	$78,905
Returns and other allowances	3,752	15,168	-0-	13,647	5,273
Doubtful Accounts	100	346	-0-	328	118

For the first nine months of Fiscal 2009
Chargebacks, rebates & shelf stock adjustments	$78,905	$249,457	-0-	$260,726	$67,636
Returns and other allowances	5,273	13,009	-0-	15,374	2,908
Doubtful Accounts	118	48	-0-	86	80

Research and Development Costs

Series B convertible preferred stock was issued to Sun Pharma and its affiliates under the Products Agreement between the Corporation and Sun Global in exchange for the technology of formulation products delivered by Sun Global to the Corporation. Such Products Agreement has been completed with the last technology transfer occurring during the third quarter of Fiscal 2008. Accordingly, no further non-

cash research and development expense will be incurred thereunder. The amount of non-cash research and development expense which was incurred for past technology transfers under the Products Agreement was charged to operations and was determined based on the fair value of the preferred shares on the date the respective product formula passed its bio-equivalency studies. The fair value of such shares was based upon a valuation performed by Donnelly Penman & Partners, an independent, third party valuation firm. The exchange of shares was prior to the initial ANDA submission to the FDA.

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

Intangible Assets

The Company made a payment in the first quarter of Fiscal 2009 in the amount of $1.1 million for the purchase of certain assets which included brand products, associated New Drug Applications (“NDAs”) and trademarks. These assets are recorded as intangible assets in the Company’s balance sheet at December 31, 2008. Additionally the Company paid $0.4 million towards product and establishment fees for these products. These intangible assets are being amortized over a period of 15 years, the period during which the Company expects to receive economic benefits from these intangible assets.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We had net deferred tax assets of $20.0 million and $17.3 million at December 31, 2008 and March 31, 2008, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded an income tax provision of $1.4 million and $10.4 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to recording an income tax benefit of $0.7 million and an income tax provision of $0.7 million, respectively, during the third quarter and first nine months of Fiscal 2008. We have not provided for any valuation allowance as of December 31, 2008, or March 31, 2008. Based upon the level of projected future taxable incomes over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of December 31, 2008, we had federal net operating loss carryforwards (“NOLs”) of approximately $2.5 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce future taxable income. The NOLs will expire between 2009 and 2012.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of Fiscal 2008. The Company, to date, has determined that no adjustments for unrecognized tax benefits are necessary as a result of the adoption of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company had not previously been a subject of an IRS examination. However the IRS has recently initiated an examination of the Company’s tax return for the fiscal year ended March 31, 2007. The Company believes that it has complied with applicable IRS Codes and regulations, for the period under review. The Company’s federal statute of limitations on income tax has expired for years prior to 2003.

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

OVERVIEW

For the third quarter and first nine months of Fiscal 2009, ended December 31, 2008, we recorded net sales of $55.7 million and $286.2 million, respectively, as compared to $81.9 million and $158.6 million, respectively, during the corresponding periods of Fiscal 2008. We incurred $5.8 million and $16.9 million, respectively, in total R&D expenses during the third quarter and first nine months of Fiscal 2009, as compared to $10.0 million and $23.8, respectively, during the corresponding periods of Fiscal 2008. There were no non-cash R&D expenses incurred during the third quarter and nine month period ended December 31, 2008, as compared to $5.9 million and $11.3 million, respectively, during the corresponding periods of Fiscal 2008. The non-cash R&D expenses, last recorded in Fiscal 2008, consisted of technology transfer costs associated with Sun Global having earned 544,000 preferred shares for each product transferred that had passed its bio-equivalency study, as per the terms of the technology transfer agreement. We generated cash from operations in the amount of $0.2 million during the first nine months of Fiscal 2009, as compared to generating cash from operations of $24.3 million during the corresponding period of Fiscal 2008. The decrease in cash flows from operations was primarily due to a decrease in accounts payable balances, offset, in part, by decreases in accounts receivable and inventory balances. During the third quarter of Fiscal 2009, we generated cash flow from operations in the amount of $8.4 million, which offset the negative cash flow through the second quarter of Fiscal 2009 in the amount of $8.2 million. We earned net pre-tax income of $6.5 million and $33.4 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to net pre-tax income of $10.1 million and $24.6 million, respectively, during the corresponding periods of Fiscal 2008. The decrease in the third quarter of Fiscal 2009 as compared to corresponding period of Fiscal 2008 was primarily due to lower net sales of a distributed product (oxcarbazapine). During the third quarter and first nine months of Fiscal 2009, we recorded an income tax provision of $1.4 million and $10.4 million, respectively, as compared to an income tax benefit of $0.7 million in the third quarter of Fiscal 2008 and income tax expense of $0.7 million during the first nine months of Fiscal 2008. During the third quarter and first nine months of Fiscal 2009, we earned a net income of $5.1 million, and $22.9 million, respectively, as compared to a net income of $10.8 million and $23.9 million, respectively, during the corresponding periods of Fiscal 2008. At December 31, 2008, we had stockholders’ equity of $166.1 million as compared to stockholders’ equity of $142.8 million at March 31, 2008.

During Fiscal 2008, the Company commenced construction on the expansion of its primary facility located in Detroit, Michigan. This project is nearing completion and will encompass additional space required for manufacturing, quality control laboratories, raw material storage and administrative offices. It will also introduce additional automated equipment and process flow efficiencies in order to reduce long term costs associated with our production, while maintaining quality. The expansion is currently in progress on the acreage the Company acquired directly adjacent to its existing manufacturing facility. Currently the project remains on time and once completed will add approximately 140,000 square feet to our manufacturing facility. The expanded facility is expected to be operational by end of Fiscal 2009. In addition, the Company continued updating its packaging facility located in Farmington Hills, Michigan. During Fiscal 2007, the Company acquired this packaging facility for $1.7 million. We have improved the infrastructure and process flow by replacing manual packaging lines with automated lines, thereby having less human intervention. This has already improved quality control in our packaging operations and will result in improved capacity. This 33,369 sq. ft. facility was previously owned and operated by a third party packager of our portfolio of products. This acquisition has already improved our overall costs in packaging and bottling and has increased our production.

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

FDA COMPLIANCE

The FDA concluded an inspection in June 2008. This was a general cGMP inspection and Pre-Approval Inspection for three products. The Company was issued a notice on Form 483. The Company responded accordingly. On October 31, 2008, the Company received a warning letter from the Detroit District of the FDA. In this letter, the Agency reiterated some of the concerns detailed in the previous Form 483 issued as a result of our inspection that concluded in June 2008. These concerns included inadequate and untimely investigations by our quality control unit of certain incidents contrary to the Company’s standard operating procedures. The FDA also commented on our corrective action plans. The FDA added that failure to promptly correct the deficiencies may result in legal action without further notice, including, without limitation, seizure and injunction. It also noted that other federal agencies may take this warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificates, or approval of pending new drug applications. We promptly responded to the warning letter on November 24, 2008 for the deficiencies noted and provided our corrective actions. The Detroit District acknowledged our response on December 22, 2008. It noted that our corrective actions will be evaluated during the FDA’s next scheduled inspection of our Detroit facility. It is unlikely that we will receive any approvals for product out of our Detroit facility until after our next inspection. At this time, no further meetings were deemed necessary by the FDA. We have changed our leadership in both manufacturing and quality control in order to better align these areas with our corporate goals and taken other steps, as stated below, to improve cGMP compliance.

An inspection of our packaging facility located in Farmington Hills, Michigan was initiated on December 15 2008 as part of a Pre-Approval Inspection. At the conclusion of that inspection on December 22, 2008, the Company was issued a notice on Form 483.Subsequent to the end of the third quarter of Fiscal 2009, the Company filed a response to the FDA Form 483 for the inspection of its packaging facility. The Company believes it has responded appropriately to the FDA’s concerns, and corrective measures have been put into place. We continue to focus on improving the amount of support in quality assurance, quality control, and manufacturing areas in order to continually improve the performance of our quality system. This support is derived from the improvement of systems, training on risk management and cGMP, while adding the appropriate level of personnel to support our growth. Additionally we have invested in more automation for improved quality and increase in output with less human intervention. During Fiscal 2008, and currently in Fiscal 2009, in addition to our own internal audits, we have retained outside companies to audit both the laboratory and manufacturing areas of our Company. The auditors are focusing in detail on compliance concerns noted in our most recent correspondence with the FDA. We also have, and will continue to, provide external training to our employees as a supplement to our internal training in order to improve and or maintain our systems of operation. All audits are based on a historical look back and offer improvements based on Caraco’s future requirements. The audits also included follow up on recommendations of best practices made by the FDA. As noted in our response to the FDA, we have hired a new Director of Quality to manage our quality system at all of our facilities. We also continue to gain effective support from Sun Pharma, in both quality systems and personnel, in the areas of quality and manufacturing. Further we have changed the leadership in our production area in order to better align this area with our corporate goals. We have focused our attention for continual improvement of our Corrective and Preventative Actions and cGMP, while adding the appropriate level of personnel to support our growth during Fiscal 2009 and we believe we are substantially cGMP compliant. The Company continues to look back historically for any issues or concerns to ensure we remain compliant.

We remain extremely pro-active in regards to growing our business appropriately. We continue to maintain the analytical staff, which is currently at 69 employees, thereby enabling the laboratory to better cope with an increased workload with improved timeliness, higher quality, and increased cGMP compliance. Several members of the lab staff attend supplemental professional training courses and conferences, which increases the laboratory’s technical and cGMP proficiency. The lab facility has also undergone major upgrades, including a significant increase in working space to improve analyst efficiency and safety. Additional lab instruments and equipment have been purchased which will enable increased compliance with cGMP requirements, cut future costs by enabling in-house rather than contract analyses, and speed sample testing. Significant resources have also been spent to improve overall lab operations. Such expenditures demonstrate to the regulators, clients and shareholders that upper management is continually committed to adding quality individuals to the work force, providing the resources necessary to upgrade lab equipment and improve the effectiveness of lab operations and cGMP compliance. Our manufacturing personnel are going through more rigorous training at the time of hire, and continually thereafter, in order to maintain our compliance and quality.

Third Quarter and First Nine Months Fiscal 2009 Compared to Third Quarter and First Nine Months Fiscal 2008

Net Sales. Net sales for the third quarter ended December 31, 2008 and first nine months of Fiscal 2009 were $55.7 million and $286.2 million, respectively, as compared to $81.9 million and $158.6 million, respectively, for the third quarter and first nine months of Fiscal 2008, reflecting a decrease of 32% in the third quarter of Fiscal 2009 and an increase of 80% in the first nine months of Fiscal 2009, as compared to the corresponding periods of Fiscal 2008. The decrease in net sales for the third quarter of Fiscal 2009 as compared to the corresponding period of Fiscal 2008 is primarily due to lower sales of distributed products by the Company under the marketing agreement with Sun Pharma, and to a lesser extent, sales of manufactured products. Sales of one product (oxcarbazepine), launched under the marketing agreement during the three months ended December 31, 2007, were significantly higher during the third quarter of Fiscal 2008. This product was launched with 180 days shared exclusivity, which allowed its higher sales during the period. Subsequent to the end of the exclusivity period, which occurred during the first quarter of Fiscal 2009, the net realizations for this product have decreased significantly as several other competitors have entered the market for this generic product. Also as previously disclosed, the sales of Para IV products being marketed under the distribution and sales agreement may not be sustainable. A significant decrease on the sale of a Para IV product (pantoprazole) contributed to the lower sales in third quarter Fiscal 2009 as compared to first two quarters of Fiscal 2009. The increase in net sales for the first nine months of Fiscal 2009, as compared to the corresponding period of Fiscal 2008 is primarily due to sales of distributed products by the Company under the distribution and sale agreement with Sun Pharma and sales of other products launched in the latter part of Fiscal 2008 both under the marketing agreements with Sun Pharma and our own manufactured products, partially offset by price erosion and change in customer mix. Net sales for distributed products were $26.8 million and $193.0 million, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to $49.6 million and $63.0 million, respectively, for the corresponding periods of Fiscal 2008. Net sales for manufactured products were $28.9 million and $93.2 million, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to $32.3 million and $95.6 million, respectively, for the corresponding periods of Fiscal 2008. Currently, we manufacture and market all except two of our approved products. Overall sales of two products accounted for approximately 26% and 52% of net sales, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to sales of three products which accounted for approximately 66% and 50% of net sales, respectively, for the third quarter and first nine months of Fiscal 2008.

Gross Profit. We earned gross profit of $15.9 million and $61.5 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to gross profit of $23.3 million and $57.2 million, respectively, during the corresponding periods of Fiscal 2008, reflecting a decrease of 32% in the third quarter of Fiscal 2009 and an increase of 8% in the first nine months of Fiscal 2009 compared to the corresponding periods of Fiscal 2008. The decrease in gross profit for the third quarter of Fiscal 2009 as compared to the corresponding period of Fiscal 2008 is primarily due to lower sales. The increase in gross profit for the nine month period was due to higher sales, primarily of distributed products, including Para IV products under the agreements with Sun Pharma.

The gross profit margin as a percentage of net sales for the third quarter and first nine months of Fiscal 2009 was 29% and 21%, respectively, as compared to 28% and 36%, respectively, during the corresponding periods of Fiscal 2008. The decrease in the nine month period margin was primarily due to the weight of increased sales of distributed products versus the sales of manufactured products, which had an impact on the overall margins. The gross profit margin on distributed products was 10% and 9%, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to 15% and 16%, respectively, for the corresponding periods of Fiscal 2008. The decrease was primarily due to the weight of increased sales of Para IV products, which earn lower margins as a percentage of sales versus the sale of other distributed products. The gross profit margin for manufactured products was 45% and 48%, respectively, for the third quarter and first nine months of Fiscal 2009, as compared to 49% for both of the corresponding periods of Fiscal 2008. Manufactured product margins have remained fairly stable during the Fiscal 2009 nine-month period. For the third quarter of Fiscal 2009, the overall gross profit margin for manufactured products was lower due to price erosion on certain products that faced new competition, as well as for the change in customer mix. These rates may, or may not, remain at current levels in future periods. To date, we continue to experience expected downward pricing pressure. We are hopeful that manufactured margins remain approximately in line with Fiscal 2008 as we continue to manage, among other things, various factors such as changes in product sales mix, the balance of product sold to the various classes of trade, price erosion, new competitors entering the market and protecting and growing our market share. We can not determine the mix of distributed product sales versus manufactured product sales in any given period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses during the third quarter and first nine months of Fiscal 2009 were $3.7 million and $11.8 million, respectively, as compared to $3.7 million and $10.2 million, respectively, during the corresponding periods of Fiscal 2008, representing no change in the third quarter of Fiscal 2009 as compared to corresponding period of Fiscal 2008 and an increase of 16% in the first nine months of Fiscal 2009 versus the same period of Fiscal 2008. The increase in the nine-month period was mainly related to higher marketing and administrative efforts relative to the increase in sales. SG&A expenses, as a percentage of net sales improved to 4% for the first nine months of Fiscal 2009, as compared to 6% for the corresponding period of Fiscal 2008. The lower percentage of SG&A is primarily due to increased sales of distributed products.

Research and Development Expenses. Total R&D expenses for the third quarter and first nine months of Fiscal 2009 were $5.8 million and $16.9 million, respectively, as compared to $10.0 million and $23.8 million, respectively, during the corresponding periods of Fiscal 2008. The Company did not incur any non-cash R&D expenses (technology transfer costs) during the third quarter or first nine months of Fiscal 2009, as compared to $5.9 million and $11.3 million, respectively, for the corresponding periods of Fiscal 2008. The final product was transferred to Caraco by Sun Global during the third quarter of Fiscal 2008, which concluded the obligations between the parties under the technology transfer agreement. Series B convertible preferred stock was issued to Sun Global under the products agreement between the Company and Sun Global in exchange for the technology of formulation products delivered by Sun Global to the Company. The resulting amount of R&D expense was charged to operations and was determined based upon the fair value of the preferred shares on the date the respective product formulas passed their bio-equivalency studies. The fair value of such shares was based upon a valuation performed by Donnelly Penman and Partners, an independent, third party valuation firm. The exchange of shares was prior to the initial ANDA submissions to the FDA. Cash R&D will continue to increase in an effort to develop additional products. The cash R&D expenses during the first nine months of Fiscal 2009 were higher compared to those during the corresponding period of Fiscal 2008 due to increased R&D activity, including increased patent related expenses and increases in other expenses in an effort to file more products with the FDA.

Other Income. We earned other income of $0.1 million and $0.6 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to $0.5 million and $1.4 million during the corresponding periods of Fiscal 2008. In both periods, the sole component of other income was interest income earned. The decrease in other income is primarily due to reduction in interest rates as prevailing in the market during the corresponding periods.

Income Taxes. We recorded income tax expense of $1.4 million and $10.4 million, respectively, during the third quarter and first nine months of Fiscal 2009, compared to the recording of an income tax benefit of $0.7 million and income tax expense of $0.7 million, respectively, during the corresponding periods of Fiscal 2008. As the Company continues to be profitable, the Company is expected to pay income taxes on current profits. (Also, see discussion under “Income Taxes” above).

Results of Operations. We earned a net pre-tax income of $6.5 million and $33.4 million, respectively, during the third quarter and first nine months of Fiscal 2009, as compared to a net pre-tax income of $10.1 million and $24.6 million during the corresponding periods of Fiscal 2008. We earned net income of $5.1 million and $22.9 million, respectively, for the third quarter and first nine months of Fiscal 2009, compared to net income of $10.8 million and $23.9 million, respectively, for the corresponding periods of Fiscal 2008.

Liquidity and Capital Resources

We generated cash from operations in the amount of $0.2 million during the first nine months of Fiscal 2009, as compared to generating cash from operations of $24.3 million during the corresponding period of Fiscal 2008. The decrease in cash flows from operations was primarily due to a decrease in accounts payable balances offset, in part, by decreases in accounts receivable and inventory balances. During the third quarter of Fiscal 2009, we generated cash flow from operations in the amount of $8.4 million, which offset the negative cash flow through the second quarter of Fiscal 2009 in the amount of $8.2 million. Accounts receivable decreased by $122.9 million to $13.0 million as of December 31, 2008, as compared to $135.9 million at the end of Fiscal 2008. As of December 31, 2008, inventory levels are equivalent to 207 days sales on hand, as compared to 142 days on hand as of March 31, 2008. The inventory as of December 31, 2008 includes Para IV products launched in the fourth quarter of Fiscal 2008. We believe the increase in days is short term and that such inventory will continue to generate future revenues and is realizable. In the event that future sale of the Para IV products are not allowed by any regulatory authority and Sun Pharma does not file a timely appeal, we would have various rights to return the product to Sun Pharma. Excluding the inventory for Para IV products, inventory levels were equivalent to 126 days sales as of December 31, 2008 as compared to 94 days as of March 31, 2008. Accounts receivable is 22 days sales outstanding (“DSO”) as of December 31, 2008 versus 63 days as of March 31, 2008. The decrease in DSO is temporary and is mainly due to the timing of payments made by the wholesale customers. During the current quarter we have received payments from our wholesale customers based upon the purchases they made on the gross sales during the previous quarter. However the deduction for chargebacks will be made by these wholesale customers as they ship it to the retail, chain stores and managed care organizations with whom we have contractual pricing. Since we had significant sales of Para IV products in the second quarter of Fiscal 2009, the collections were high in the current quarter as they were paid on gross value of sales, as stated above, and this has brought down the net receivable balances as of December 31, 2008. The Company believes that it has provided adequate reserves for chargeback deductions for which are likely to be taken by the wholesale customers in subsequent periods.

At December 31, 2008, we had working capital of $104.4 million, compared to working capital of $104.5 million at March 31, 2008. Although the Company generated negative cash flows from operations in the first quarter of Fiscal 2009 in the amount of $27.4 million, the cash provided from operations during the second and third quarters of Fiscal 2009 were $19.2 million and $8.2 million, respectively. Thus, for the nine months ended December 31, 2008, cash flows from operations were $0.2 million. The Company’s cash and cash equivalents balance was $34.0 million at December 31, 2008. Additionally, the Company has available a $10.0 million line of credit obtained through JP Morgan Chase Bank, N.A. Currently the credit line has no outstanding balances. The Company believes that its cash flows from operations will continue to support its business requirements. Further, during the first nine months of Fiscal 2009, the Company expended $21.7 million in purchases of property, plant and equipment, primarily to self-fund the expansion of its primary facility located in Detroit, Michigan. As of December 31, 2008, the expansion of this facility is nearing completion, and the Company believes that cash disbursements for capital expansions will decline significantly.

Future Outlook

We continue to remain competitive as we continue to grow. We believe that we can manage our costs to continue to be competitive in the future. We have several products in the pipeline awaiting approval by the FDA which should drive future revenue. The Company continues to add products to our portfolio through Sun Pharma and its affiliates that we will launch into the U.S. Due to our size and management structure, we believe that we are able to move swiftly and effectively. We are disciplined and have the aptitude to execute our plan. We believe we are substantially compliant with cGMP. We have corrective actions in place and continue to work to improve our quality system. It is our intention to be a model of compliance at all times. We remain confident in our action plan. We continue to invest in improved systems, equipment, training and personnel in quality and manufacturing to improve our overall performance in quality and production. In the last two years we have added a considerable amount of infrastructure in our quality control laboratories. Our current focus is on manufacturing and quality assurance. With our planned expansion during Fiscal 2009, it remains important to have the proper management team in place to support the anticipated improvements and growth. We need to continue to improve our output on research and development by filing more ANDAs with the FDA so as to increase our own manufactured products portfolio. It is our intention to do so both internally and by utilizing third party developers. Our production capacity and output needs to be increased in order to maximize sales throughout the remainder of Fiscal 2009 and beyond. Though we may decide to incur debt for target acquisitions or other business propositions, we currently remain free of any debt.

The expansion of our facilities should provide us the capacity we need to supply our customers effectively. We are currently working on streamlining our procedures by adding improved systems and processes which should provide a quality output. Our training and succession planning is being enhanced both internally and by utilizing third parties, to support our growth and predict future operational efficiencies, and improved outcome in quality. We continue to work with local governments, universities and technical schools in order to provide the proper talented employees required to perform in a highly regulated business. We anticipate improved productivity and quality as our newer staff continues to increase their experience in their respective positions.

Currently, we have 25 ANDAs pending approval at the FDA (including four tentative approvals) relating to 21 products. We continue to expand and upgrade our facilities, attract and hire talented individuals and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products, should allow the momentum we need to grow. The current level of growth is at a high level, which may or may not be sustainable. We now have 27 products, that we market (including our own manufactured products and those distributed under various agreements with Sun Pharma), whose market share is ranked third or higher against the same products of our generic competitors. We are focused on products that are currently in our portfolio which are yet to realize their full market potential. Based primarily on the reduction in sales on pantoprazole, and to a lesser extent our manufactured product sales, we believe that full-year Fiscal 2009 sales will be in line with levels achieved during Fiscal 2008. We have not taken any specific position on projected Pantoprazole sales at this time. This product was launched at risk as part of our distribution and sale agreement with Sun Pharma. This product remains under litigation. We will continue to assess our level of risk that we are comfortable with and once we cross that threshold, we will have to weigh our options.

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

The Company intends to aggressively move forward with the development of new products. We believe we will file additional products with the FDA before the end of Fiscal 2009. We believe that R&D remains to be a significant driver of future growth. While the development of new products will continue to impact our cash R&D expense and EPS, we believe that we will continue to have the cash and other means available to meet increased working capital requirements, fund potential litigation expenses relating to Paragraph IV certification and finance further capital investments. Product development is a critical element in meeting expectations in the future. With non-cash R&D expenses eliminated, upon completion of the Sun Global products agreement in third quarter of Fiscal 2008, cash R&D expenses will continue to increase in an effort to file more products with the FDA.

We believe that Sun Pharma is a partner with a proven track record, and one that already has provided the Company with quality products. Moreover, Sun Pharma’s increased beneficial ownership in the Company to approximately 73% (approximately 76% including the convertible Series B Preferred Stock), should, we believe, provide it with the vested interest to continue to help the Company succeed. Sun Pharma has previously provided the Company with capital, loans, guarantees of loans, personnel, raw materials and equipment and most recently, Sun Pharma has also provided services as a Clinical Research Organization, all of which have significantly helped the Company to date. In addition to the Sun Pharma products agreement, we have implemented additional development strategies with various third parties, both domestically and abroad, that are intended to complement the Sun Pharma’s development pipeline.

During Fiscal 2007, the Company entered into three definitive agreements with different companies to develop four additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, for three products, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, and for one product only milestone payments in cash without any obligation to share profits in the future. During Fiscal 2008, we have signed two definitive agreements for two additional products. However the Company has terminated an agreement earlier entered into with one company for two of these products. This brings the total number of products being developed by unaffiliated third party developers to four. We currently have entered into a non-binding agreement for development of four additional products with one of our third party developers that have previously provided development services.

We anticipate additional development agreements will be entered into in order to eliminate any future gaps in our calendar of approvals that we anticipate from the FDA. We expect these agreements to run parallel to our own internal product development. In order to improve the amount of filings, we continue to fortify our own research and development team by adding formulators and increasing the number of products we have in development internally. We filed six ANDAs relating to five products in the first nine months of Fiscal 2009. We continue to be on track in our development expectations and subsequent filings.

During the first nine months of Fiscal 2009 we have purchased two products, and their respective trademarks and NDAs. We have commenced marketing of these products. We have also divested two products as part of the Federal Trade Commission approved consent decree under which Caraco, due to Sun Pharma’s majority ownership, was required to divest certain products in its effort to acquire Taro Pharmaceutical Industries Ltd. We will continue to sell these products as part of the supply agreement for the acquirer. The divestiture for these products will not have any material impact on our operations.

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

The various agreements referenced above will provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA (see “FDA Compliance” above). We will continue to look at potential acquisitions that either complement, or are synergistic with, our current business platform. We will determine what is required to further capitalize any potential acquisition as opportunity targets are identified.

Management’s plans for Fiscal 2009 include:

•	Continue to focus and improve on FDA compliance.

•	Increase research and development activities, with a view to increase the number of ANDA filings.

•	Look for potential acquisitions that either complement or are synergistic to our current business model.

•	Continue to invest in equipment and facilities to expand capacity to meet requirements of projected short and long-term growth while improving quality.

•	Increase cGMP training to accommodate a growing staff and compliance.

•	Build or lease new facilities to meet the increased demand for production and warehousing in short and long term.

•	Increased market share for certain existing products and recently introduced products.

•	Enhanced customer reach and satisfaction.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase the number of products, as well as anticipated volume increases for existing products, which, in turn, will improve manufacturing capacity utilization.

•	Increase revenue and cash by marketing ANDAs owned by Sun Pharma and other third parties.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings if necessary.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first nine months of Fiscal 2009, 3,234,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 3,234,000 shares of Caraco common stock and issued to Sun Global.

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

CARACO PHARMACEUTICAL
LABORATORIES, LTD.

Date: February 2, 2009	By:	/s/ Daniel H. Movens

Daniel H. Movens
Chief Executive Officer

Date: February 2, 2009	By:	/s/ Mukul Rathi

Mukul Rathi
interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of interim Chief Financial Officer

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002