Form 10-Q
period 2009-12-31
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2010-02-12
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of February 11, 2010, the registrant had 39,090,194 shares of common stock issued and outstanding.

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2009	2009
	(UNAUDITED)	(AUDITED)

ASSETS

Current assets
Cash and cash equivalents	$66,691,206	$65,314,397
Short-term investments	10,000,000	-
Accounts receivable, net	82,211,928	15,181,197
Inventories	66,122,027	79,510,832
Prepaid expenses and deposits	7,294,603	9,440,942
Deferred income taxes	5,967,307	416,985
Total current assets	238,287,071	169,864,353

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	28,518,377	28,148,447
Equipment	27,973,700	26,216,521
Furniture and fixtures	1,520,015	1,509,582
Construction in progress	2,684,708	2,708,137
Total	61,672,111	59,557,998
Less accumulated depreciation	17,912,503	14,734,961
Net property, plant and equipment	43,759,608	44,823,037

Intangible assets, net	1,310,256	1,383,048
Deferred income taxes	21,314,636	20,417,885

Total assets	$304,671,571	$236,488,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, trade	$1,918,931	$7,979,341
Accounts payable, Sun Pharma	121,755,345	43,928,166
Accrued expenses	1,518,825	2,757,361
Income taxes payable	5,063,120	-
Long term debt, current portion	16,200,000	2,700,000
Total current liabilities	146,456,221	57,364,868

Long term debt, net of current portion	-	15,300,000

Total liabilities	146,456,221	72,664,868

Stockholders' equity
Series B convertible preferred stock, no par value; issued and outstanding 1,088,000 shares (December 31, 2009) 2,720,000 shares (March 31, 2009)	11,320,640	23,081,920
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 39,090,194 shares (December 31, 2009) 37,458,194 shares (March 31, 2009)	130,330,615	118,569,335
Additional paid in capital	3,653,971	3,474,246
Retained earnings	12,910,124	18,697,954
Total stockholders' equity	158,215,350	163,823,455

Total liabilities and stockholders' equity	$304,671,571	$236,488,323

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF OPERATIONS

	Nine Months ended December 31,		Quarter ended December 31,
	2009	2008	2009	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net sales	$178,435,869	$286,185,477	$51,989,958	$55,720,312
Cost of goods sold	167,148,654	224,698,828	48,905,076	39,818,936
Reserve for inventory seized by FDA	15,950,188	-	-	-

Gross (loss) profit	(4,662,973)	61,486,649	3,084,882	15,901,376

Selling, general and administrative expenses	15,855,217	11,790,777	5,402,641	3,735,532
Research and development costs	8,346,916	16,886,738	2,753,965	5,820,799
Non-recurring (income)	(20,000,000)	-	-	-

Operating (loss) income	(8,865,106)	32,809,134	(5,071,724)	6,345,045

Other income (expense)
Interest expense	(402,174)	-	(144,089)	-
Interest income	464,835	570,847	200,175	150,589
Loss on sale of equipment	(114,272)	-	-	-
Other income	120,698	-	74,390	-
Other income - net	69,087	570,847	130,476	150,589

(Loss) income before income taxes (benefit)	(8,796,019)	33,379,981	(4,941,248)	6,495,634
Income taxes (benefit) expense	(3,008,190)	10,431,391	(1,907,934)	1,411,082

Net (loss) income	$(5,787,829)	$22,948,590	$(3,033,314)	$5,084,552

Net (loss) income per common share
Basic	(0.15)	0.68	(0.08)	0.15
Diluted	(0.15)	0.57	(0.08)	0.13

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net (loss) income	$(5,787,829)	$22,948,590
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,375,864	2,293,367
Loss on sale of equipment	114,272	-
Common stock option expense	179,725	237,760
Common stock grant expense	-	169,900
Net deferred income taxes	(6,447,073)	(2,628,100)
Changes in operating assets and liabilities which (used) / provided cash:
Accounts receivable	(67,030,731)	122,880,719
Inventories	13,388,805	173,410,136
Prepaid expenses and deposits	2,146,337	883,135
Accounts payable	71,766,769	(319,204,432)
Accrued expenses	(1,238,535)	(655,447)
Income taxes payable	5,063,120	(142,494)
Net cash provided by operating activities	15,530,724	193,134

Cash flows from investing activities
Purchases of property, plant and equipment	(2,354,225)	(21,680,627)
Proceeds from sale of equipment	310	-
Purchase of short-term investment	(10,000,000)	-
Purchases of intangibles	-	(1,455,840)
Net cash used in investing activities	(12,353,915)	(23,136,467)

Cash flows from financing activities
Repayments of loans payable to financial institutions	(1,800,000)	-
Proceeds from exercise of stock options	-	11,250
Net cash (used in) provided by financing activities	(1,800,000)	11,250

Net increase (decrease) in cash and cash equivalents	1,376,809	(22,932,083)
Cash and cash equivalents, beginning of period	65,314,397	56,906,051

Cash and cash equivalents, end of period	$66,691,206	$33,973,968

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY

Balances at April 1, 2009	2,720,000	$23,081,920	37,458,194	$118,569,335	$3,474,246	$18,697,953	$163,823,454

Conversion of preferred stock into common stock	(1,632,000)	(11,761,280)	1,632,000	11,761,280	-	-	-

Common stock options expensed	-	-	-	-	179,725	-	179,725

Net loss	-	-	-	-	-	(5,787,829)	(5,787,829)

Balances at December 31, 2009	1,088,000	$11,320,640	39,090,194	$130,330,615	$3,653,971	$12,910,124	$158,215,350

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

The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as of and for the year ended March 31, 2009 of Caraco Pharmaceutical Laboratories, Ltd. (“Caraco,” the “Company,” or the “Corporation” and which is also referred to as “we,” “us,” or “our”).  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 11, 2010, the date the financial statements were available to be issued.

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

Our present product portfolio includes 41 prescription products, in 90 strengths, in various package sizes. This represents products we distribute for Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”) and products manufactured by other third parties relating to Caraco-owned products (those products for which Caraco owns the Abbrevated New Drug Applications (“ANDAs”)).  This does not include those Caraco-owned products for which the Company has temporarily ceased manufacturing and marketing, due to the enforcement actions of the FDA. The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

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

As previously disclosed, on June 25, 2009, U.S. Marshals, at the request of the FDA, arrived and seized drug products manufactured in our Michigan facilities. The seizure also included ingredients and in-process materials held at these same facilities. The estimated value of such seized inventory as of December 31, 2009 was $24.0 million. Products sold and distributed by Caraco that are manufactured by third parties and outside of these facilities are not impacted and distribution and marketing of these products continues. The Company has also transferred certain Caraco-owned products to additional alternate manufacturing sites that would allow the Company to regain revenues from those products while Caraco completes the necessary remedial actions that would lead to resumption of its manufacturing operations. The Company intends to file with the FDA supplements to ANDAs, for its approval, in the next six months for these transferred products.

As previously disclosed, the Company voluntarily entered into a Consent Decree of Condemnation, Forfeiture and Permanent Injunction (“Consent Decree”) with the FDA on September 29, 2009. As stipulated in the Consent Decree, the Company will attempt to have the seized inventory released. The Company believes that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which is $8.1 million, all other seized inventory would be difficult to recondition. Accordingly, a reserve in the amount of $15.9 million has been created as of December 31, 2009 for this remaining inventory. In accordance with the Consent Decree, the Company has also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling.  On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter. As a result of the FDA action, we have voluntarily ceased manufacturing operations and instituted, in two phases, indefinite layoffs of approximately 430 of our employees.  The Company has subsequently started recalling some of these employees in conjunction with its efforts to restart its manufacturing activities. The Consent Decree provides a series of measures that, when satisfied, will permit the Company to resume manufacturing and distributing those products which are manufactured in its Michigan facilities. The Company has engaged a consulting firm which is comprised of current good manufacturing practice (“cGMP”) experts, in accordance with the Consent Decree, and has submitted a work plan to the FDA in October 2009 for remedial actions leading to resumption of its manufacturing operations. Some additional details and clarifications to the work plan were submitted to the FDA on January 14, 2010 for its approval. On February 4, 2010 the Company received a letter from the FDA seeking clarification on certain points of the work plan. We are in the process of submitting a response to such letter.

As a result of the aforesaid FDA actions, there has been a material adverse effect on our current operations and there may be a material adverse effect on our near term operations. Under the terms of the Consent Decree, Caraco's cessation of manufacturing operations will continue until it receives written notification from independent experts and the FDA that it is in compliance with the Consent Decree and regulations and can resume operations. However, there is no assurance that the steps being taken will be successful or result in resolution of the FDA complaint.  We are also not able, at this time, to estimate, the cost of these actions. We anticipate working with the FDA to resolve its concerns as effectively and expeditiously as possible in accordance with the terms of the Consent Decree.  The Consent Decree also requires the Company to abide by certain conditions and restrictions. If the Company violates any portion of the Consent Decree, it could incur penalties, such as monetary fines, forfeiture of the seized goods and other penalties.

During the third quarter ended December 31, 2009 and first nine months of our current fiscal year (“Fiscal 2010”) ended December 31, 2009, we generated net sales of $52.0 million and $178.4 million, respectively, compared to $55.7 million and $286.2 million, respectively, during the corresponding periods of Fiscal 2009. We incurred $2.8 million and $8.3 million, respectively, in research and development (“R&D”) expenses during the third quarter and first nine months of Fiscal 2010, as compared to $5.8 million and $16.9 million, respectively, during the corresponding periods of Fiscal 2009. We incurred a net pre-tax loss of $4.9 million during the third quarter and $8.8 million during the first nine months of Fiscal 2010, as compared to earning net pre-tax income of $6.5 million and $33.4 million, respectively, during the corresponding periods of Fiscal 2009. Net pre-tax income in the third quarter of Fiscal 2010 was lower primarily due to the cessation of manufacturing at the Company’s Michigan facilities resulting in the loss of revenues from such products, as disclosed above.  The net pre-tax loss for the first nine months of the current fiscal year was due to a reserve we have created, in the amount of $15.9 million, relating to the inventory seized by the FDA, as disclosed above, and also due to the cessation of manufacturing at the Company’s Michigan facilities, partially offset by non-recurring income earned during the second quarter of Fiscal 2010 in the amount of $20.0 million as part of an asset purchase agreement arising out of a settlement agreement entered into by the Company. Such income is not expected to recur in future periods. The Company provided an income tax benefit of $1.9 million and $3.0 million for the third quarter and first nine months of Fiscal 2010, respectively, as compared to an income tax expense of $1.4 million and $10.4 million, respectively, in the corresponding periods of Fiscal 2009. We incurred a net loss of $3.0 million and $5.8 million during the third quarter and first nine months of Fiscal 2010, as compared to net income of $5.1 million and $22.9 million, respectively, during the corresponding periods of Fiscal 2009. We generated cash from operations in the amount of $15.5 million during the first nine months of Fiscal 2010, as compared to generating cash from operations in the amount of $0.2 million during the corresponding period of Fiscal 2009. At December 31, 2009, we had stockholders’ equity of $158.2 million, as compared to stockholders’ equity of $163.8 million at March 31, 2009. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”).

We have filed two ANDAs relating to two products with the FDA during the first nine months of Fiscal 2010. We have not received FDA approval for any ANDAs during the first nine months of Fiscal 2010 and do not expect to receive any approvals for products out of our Michigan facilities until we resolve the FDA’s concerns as discussed above.  The total number of ANDAs pending approval by the FDA as of December 31, 2009 was 31 (including four tentative approvals) relating to 27 products out of our Michigan facilities.

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

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of Financial Statement No. 162”, which was primarily codified into ASC Topic 105 — “Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company adopted this standard effective with its quarterly report ended September 30, 2009. The adoption of this standard has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but had no impact on the Company’s consolidated financial statements.

5.	COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average numbers of common shares outstanding for the third quarter of Fiscal 2010, ended December 31, 2009, were both 39,090,194, and were both 38,457,176 for the first nine months of Fiscal 2010. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the third quarter of Fiscal 2009, ended December 31, 2008, were 34,749,920 and 40,608,355, respectively, and were 33,609,119 and 40,577,201, respectively for the first nine months of Fiscal 2009.

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

During the fiscal year ended March 31, 2007 (“Fiscal 2007”), the Corporation entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee.  This agreement was further renewed for a period of one year in January 2010. Under the agreement, the Corporation purchases selected product formulations offered by Sun Pharma and markets and distributes the same as part of the current product offerings in the U.S., its territories and possessions, including Puerto Rico. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco.

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

During the third quarter and first nine months of Fiscal 2010 the Corporation made net sales of $48.7 million and $159.5 million, respectively, and during corresponding periods of Fiscal 2009, the Corporation made net sales of $26.8 million and $193.0 million, respectively, of the marketed products under the aforesaid agreements.

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

During the first nine months of Fiscal 2010, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. Through March 31, 2009 Sun Global had converted 10,880,000 shares of Series B Preferred Stock into 10,880,000 shares of Common Stock, respectively. Sun Pharma’s current beneficial ownership is 75% (76% including its convertible Series B Preferred Stock).

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

For the third quarter and first nine months of Fiscal 2010, the Company has recognized expenses amounting to $44,147 and $179,725 respectively, related to common stock options as compared to $86,581 and $237,760 respectively, for the corresponding periods of Fiscal 2009. As of December 31, 2009, total unrecognized compensation cost related to stock options granted was $244,275. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three years. Stock options to purchase 12,000 shares of common stock were granted to Directors and employees during the first nine months of Fiscal 2010, which vest in the amount of one-third on each anniversary following the date of grant. Additionally, during the first quarter of Fiscal 2009, the Company had recorded an expense of $169,900 related to a stock grant of 10,000 common shares issued to its then CEO on May 2, 2008, as part of his employment agreement, which vested immediately upon issuance.

8.	COMMON STOCK ISSUANCES

There were no common stock issuances to Directors or employees during the first nine months of Fiscal 2010.  We issued 1,000 shares of common stock to our employees upon exercise of their stock options during the first nine months of Fiscal 2009. Also, during the first quarter of Fiscal 2009, the Company had issued a stock grant of 10,000 common shares to its former CEO on May 2, 2008, as noted above.

During the first nine months of Fiscal 2010, Sun Global converted 1,632,000 shares of Series B Preferred Stock into 1,632,000 shares of Common Stock. (See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

9.	PREFERRED STOCK ISSUANCES

No shares of preferred stock were issued during the first nine months of Fiscal 2010 or Fiscal 2009.

10.	SALES AND CUSTOMERS

Net sales decreased during the third quarter and first nine months of Fiscal 2010, in comparison to the corresponding periods of Fiscal 2009, primarily as a result of the adverse effect on sales of Caraco-owned products due to the actions of the FDA and the cessation of manufacturing, as disclosed above, and in part due to the negative impact of our voluntary recalls. Sales of distributed products were lower during the first nine months of Fiscal 2010 over the corresponding period of Fiscal 2009 due to higher sales of Paragraph IV products during the first nine months of Fiscal 2009. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Third Quarter and First Nine Months of Fiscal 2010 Compared to Third Quarter and First Nine Months of Fiscal 2009.” Sales of distributed products were also lower due to price erosion for the products sold. We continue to remain competitive on products sold and marketed during the first nine months of Fiscal 2010. Our organization is focused on correcting any and all manufacturing issues to allow us to resume the manufacturing and sales of Caraco-owned products and emerge as a stronger company. In the interim, we will continue to focus our sales and marketing team on distributed product sales.

As is typical in the U.S. retail sector, many of our customers are serviced through their designated wholesalers. During the third quarter and first nine months of Fiscal 2010, the Company’s three largest wholesale customers,  Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 14%, 11% and 6%, respectively, of the Company’s total net sales during the third quarter and 9%, 7% and 6%, respectively, of total net sales for the first nine months of Fiscal 2010. During the corresponding period of Fiscal 2009, shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 15%, 22% and 12%, respectively, of the Company’s total net sales during the third quarter of Fiscal 2009, and 8%, 16% and 22%, respectively, of total net sales for the first nine months of Fiscal 2009. The majority of these net sales include sales for various customers of ours that have underlying direct contracts with our Company that are facilitated through our wholesale customers. During the third quarter and first nine months of Fiscal 2010, sales to CVS Caremark Corporation accounted for approximately 33% and 52% of our net sales. The sales to CVS Caremark Corporation have increased as we entered into a new contract with it towards the end of Fiscal 2009. Sales to a new customer, Prime Therapeutics, accounted for 12% during the third quarter of Fiscal 2010. The sales contracts for both CVS Caremark Corporation and Prime Therapeutics include extended payment terms, and accordingly, collections of the related accounts receivable balances from these sales will occur over the next twelve months.

11.	DEBT

During the fourth quarter of Fiscal 2009 the Company entered into a term loan of $18 million with RBS Citizens, N.A. d/b/a Charter One Bank (“Charter One Bank”). The loan is secured by a mortgage covering the Company’s manufacturing facility and equipment located in Detroit, Michigan. The rate of interest is calculated as LIBOR plus an applicable margin thereto (based upon various leverage levels and current applicable rate is 50 basis points). The aggregate rate applicable to the Company as of December 31, 2009 was 1.3%. The principal loan payments and accrued interest are payable on a quarterly basis beginning July 2009. The principal is to be repaid in equal quarterly installments of $900,000 for ten quarters through October 2011, and thereafter, if not renewed, the remaining balance of $9 million is due in the subsequent quarter by January 2012. Subsequently, in October 2009 the terms of the loan were modified and we entered into an amended agreement. The amendment adds to the loan a one year line of credit note for $15 million against which the Company can borrow funds for working capital purposes or can get letters of credit issued. Against this line of credit, the Bank has issued an Irrevocable Standby Letter of Credit in an amount of $15 million, in favor of the United States of America, as required to be placed with the FDA in accordance with the Consent Decree, as disclosed above. The line of credit carries an interest rate of LIBOR plus 150 basis points, and if letters of credit are issued, the associated fees are 0.7% of such letters of credit on annualized basis. Also, there is an unused fee of 0.25% on an annualized basis to the extent the line remains idle. Both the line of credit and outstanding term loan are cross collateralized by all of the Company’s fixed assets and cash deposit accounts held with Charter One Bank in the same amount. These cash deposits earn interest at prevailing rates applicable to such money market accounts. We are continuing discussions with Charter One Bank to resolve its concerns and get the cash collateral released. Charter One Bank has temporarily suspended our required compliance with the covenants in the loan agreements relating to FDA enforcement actions, as previously disclosed, and has suspended testing of certain other compliance requirements until February 26, 2010. On or before such date, we anticipate either entering into revised agreements or repaying the loan in full. Currently, as the loan is in technical default due to the FDA enforcement action, the entire outstanding balance has been classified as a short-term liability.

As required pursuant to the terms of the Loan Agreement, the Company has entered into an Interest Rate Swap Agreement with Charter One Bank to hedge the interest rate applicable on the loan. The notional amount for the swap is $16.2 million which will continue to amortize down as principal payments are made on the related debt. The annualized fixed rate of interest as it applies to this agreement is 2.41%. Thus, as of December 31, 2009 the effective rate of interest to the Company for the term loan was 2.91% (2.41% swap rate plus applicable margin of 50 basis points). The fair value of this swap agreement at December 31, 2009 was not material.

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

As previously disclosed, on June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® (repaglinide) drug product infringed Novo Nordisk’s U.S. Patent No. 6,677,358. Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The ANDA filed by the Company contains a Paragraph IV certification challenging the Novo Nordisk patent as well as a section viii statement with regard to the patent’s method claim. The Company believes that this Novo Nordisk patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product. The Company believes that it is the first to file an ANDA with a Paragraph IV certification for this drug product and it intends to defend this action vigorously to capitalize on the potential for obtaining 180 days exclusivity available for this product.  The Company filed a supplemental answer and counterclaim challenging Novo Nordisk’s recent Orange Book use code amendment by Novo Nordisk in reference to Prandin®.  On September 25, 2009, the District Court entered an injunction requiring Novo Nordisk to correct its amended use code description for Prandin® on the ground that it does not accurately characterize the referenced method patent.  Novo Nordisk has appealed that injunction and briefing on the appeal has been expedited.  On October 14, 2009, the parties entered into a stipulation regarding the appeal. On October 27, 2009, the United States Court of Appeals for the Federal Circuit entered an Order staying the use code injunction during the appeal. The appeal has been briefed and argued before the Court.  If the Company prevails on the use code injunction appeal, Novo Nordisk will stipulate to noninfringement based on Caraco’s proposed section viii split-certification.  If Novo Nordisk prevails on the use code injunction appeal, the parties will proceed to trial on patent validity and unenforceability.  Currently, the trial is anticipated to begin in February, 2010.

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

Additionally, the United States Patent and Trademark Office approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On September 26, 2006, the Company filed an answer denying, among other things, that its generic product infringes any valid claims of Ortho-McNeil’s reissue patent. On December 10, 2007, the Company filed a motion for summary judgment that the asserted claims of the reissue patent were obvious and therefore invalid as a matter of law. This motion was granted by Judge Cavanaugh of the United States District for New Jersey on April 17, 2008. Final judgment has been granted. On August 25, 2008, Ortho-McNeil filed a notice of appeal with respect to that judgment with the United States Court of Appeals for the Federal Circuit. The appeal was fully briefed and was argued on July 7, 2009.  On August 26, 2009, the Court of Appeals reversed a portion of the previously decided summary judgment.  Although the Court did find that a portion of the patent was not valid, the Court remanded the litigation back to the lower court for further proceedings.  Caraco subsequently filed a combined petition for a panel rehearing and a rehearing en banc.  That combined petition was denied, and the case has been remanded back to the Court for further proceedings.

As previously disclosed, on May 5, 2009, Wyeth filed a complaint against the Company and Sun Pharma in the United States District Court for the Eastern District of Michigan.  The complaint alleges that the package insert for Sun Pharma’s product that is distributed by the Company and which is a generic version of Wyeth’s Protonix® (pantoprazole) pharmaceutical product contains false and misleading statements regarding the active ingredient of that product in violation of federal and state laws. The complaint requests damages, injunctive relief and attorneys’ fees and costs. The Company and Sun Pharma believe that they have not engaged in any improper conduct and intend to vigorously contest these allegations.   On July 6, 2009, the Company and Sun Pharma filed a Motion to Dismiss the Complaint for Failure to State a Claim Upon Which Relief May Be Granted.  Plaintiff’s brief in response to the Company’s and Sun Pharma’s Motion to Dismiss was filed on July 30, 2009.  Caraco and Sun Pharma filed a reply memorandum of law in support of its Motion to Dismiss on August 13, 2009.  We are currently awaiting a decision from the Court.

As previously disclosed, on June 25, 2009, at the direction of the FDA, the U.S. Marshal Service, arrived and seized drug products manufactured, work in process materials, and ingredients held, at the Company's Michigan facilities.  The estimated value of such seized inventory as of December 31, 2009 was $24.0 million.  The office of the United States Attorney, on behalf of the FDA and Department of Justice, filed a Warrant for Arrest In Rem to seize certain materials at the Company's Michigan facilities in the United States District Court for the Eastern District of Michigan.  A Complaint for forfeiture of those materials was filed with the court by the FDA.   The Complaint alleged that the drug products and materials are adulterated, in that the methods used in, and the facilities and controls used for, their manufacture, processing, packing and holding do not conform to cGMP requirements.  Also as previously disclosed, on September 29, 2009, the Company voluntarily entered into a Consent Decree with the FDA.  The Consent Decree provides a series of measures that, when satisfied, will permit the Company to resume manufacturing and distributing those products which are manufactured in its Michigan facilities.  Nothing in the Consent Decree prohibits the Company from distributing FDA approved drug products that are manufactured by third parties.  We intend to continue to work with the FDA under the terms of the Consent Decree to resolve its concerns as effectively and expeditiously as possible.

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

As previously disclosed, on July 17, 2009 and July 23, 2009, two purported class action lawsuits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its executive officers. The lawsuits allege securities violations related to the Company’s public statements on FDA compliance issues made between May 29, 2008 and June 25, 2009.  On September 15, 2009, plaintiffs in both of the purported lawsuits filed motions for consolidation of the cases and for approval of lead plaintiff.  On November 9, 2009, a Stipulation and Order of Dismissal was entered by the Court dismissing one of the two cases, effectively consolidating the cases.  On January 13, 2010, the Court entered a Stipulation and Order appointing the lead plaintiff and lead counsel for plaintiff.  The Company believes the allegations to be without merit and intends to vigorously defend itself.

As previously disclosed, effective July 31, 2009, MedImmune, LLC, Sun Pharma, and the Company, entered into a Settlement and License Agreement (the “Settlement”) to resolve certain litigation.  Under the Settlement, MedImmune grants, in exchange for certain payments, to Sun Pharma and its affiliates (including Caraco), a license to continue to market a generic version of MedImmune’s drug product Ethyol®. The Company had stated in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, that it intends to file a copy of this agreement with its Quarterly Report on Form 10-Q for the quarter ending September 30, 2009, requesting confidential treatment for certain portions. Subsequently, the Company determined that no filing of the agreement is necessary because the agreement will not have a material impact on its financial position.

On September 29, 2009, Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (“Taro”) filed suit against Caraco and Sun Pharma and certain of its affiliates. The complaint, as it pertains to Caraco, alleges misappropriation and misuse of trade secrets, unfair competition, tortious interference with business relationships, fraud and unjust enrichment.  The claims against Caraco arise out of Caraco’s purported access to information from Taro as a part of the due diligence conducted for Sun Pharma’s tender offer for Taro Pharmaceuticals Industries Ltd.  On December 18, 2009, the Defendants filed a Motion to dismiss the complaint.  That motion has not yet been fully briefed by all parties. Caraco intends to vigorously defend this action.

On December 3, 2009, a shareholder derivative complaint was filed in the Circuit Court for the County of Wayne, State of Michigan, by Anil Diwadkar, derivatively on behalf of the Company, against certain current and former officers and directors of the Company. The complaint alleges that the individual defendants breached their fiduciary duties by, among other things, knowingly causing or allowing the Company to manufacture products in violation of the FDA’s current Good Manufacturing Practice requirements, despite repeated warnings by the FDA. The complaint adds that the defendants knowingly failed to take the actions and steps necessary in order to bring the Company’s manufacturing facilities in line with applicable FDA standards. The complaint seeks damages in an amount exceeding $25,000, appropriate equitable relief and costs. On January 5, 2010, a stipulated order was entered into by the parties agreeing to stay the case until March 16, 2010, and giving defendants until March 16, 2010 to answer or otherwise respond to the complaint. As previously disclosed, and as permitted under Michigan law, the Board of Directors asked Mr. F. Folsom Bell, a disinterested Director, elected by the shareholders and designated as independent by the Board of Directors, to make a determination in good faith after conducting a reasonable investigation upon which his conclusions are based, as to whether or not the maintenance of the derivative proceeding requested by the shareholder is in the best interests of the Company. Under Michigan law, and assuming no legal viable challenges thereto, if Mr. Bell makes a determination in good faith after conducting a reasonable investigation upon which his conclusions are based, that the maintenance of the derivative proceedings is not in the best interests of the Company, the Court is required to dismiss the case.

The Company is also currently involved, and from time to time becomes involved, in certain other legal proceedings relating to the conduct of its business, including those pertaining to product liability, contract and employment claims.  While the outcome of any of such proceedings cannot be accurately predicted, the Company does not believe that the ultimate resolution of any of these existing proceedings will have a material adverse effect on the Company's financial condition or liquidity.

13.	INVENTORIES

Inventories consist of the following amounts:

	December 31, 2009	March 31, 2009
Raw materials	$15,329,423	$17,954,511
Goods in transit (Distributed)	11,448,738	29,236,869
Work in process	6,826,545	9,279,009
Finished goods (Caraco- Owned)	10,843,948	9,749,721
Finished goods (Distributed)	37,623,561	13,290,722
Inventories before reserves	$82,072,215	$79,510,832
Less : Reserve for certain inventory under control of the FDA	15,950,188	-
Total Inventories	$66,122,027	$79,510,832

Total inventories at December 31, 2009 and March 31, 2009 includes materials purchased in the amount of $2,471,824 and $2,875,885, respectively, related to products for which the Company has filed ANDAs that are awaiting approval from the FDA, and the commercial launch of such products will commence once the approvals are received.

As disclosed above, on June 25, 2009, certain drug products manufactured, work in process, and ingredients held, at the Company's Michigan facilities were seized at the direction of the FDA. The estimated value of such seized inventory as of December 31, 2009 was $24.0 million. The Company voluntarily entered into a Consent Decree with the FDA on September 29, 2009. As stipulated in the Consent Decree, the Company will attempt to have the seized inventory released. The Company believes that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which is $8.1 million, all other seized inventory would be difficult to recondition. Accordingly, a reserve in the amount of $15.9 million has been created as of December 31, 2009 for this remaining inventory which consists of work in process relating to those materials which are in various stages of production within our manufacturing facilities, all finished goods and those raw material ingredients which are partially consumed in process.  In accordance with the Consent Decree, the Company has also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling. On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter. The Company believes that it will be able to use the inventory of raw materials which were opened solely for sampling purposes, however, in the event the Company is unable to recondition or recover all of such inventory, the Company will adjust the value of its inventory accordingly in future periods, which would result in a negative impact on the future operating results of the Company.

14.	INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Nine Months Ended
	December 31, 2009	December 31, 2008

Current	$4,982,518	$13,059,491
Deferred	(7,990,708)	(2,628,100)
Total	$(3,008,190)	$10,431,391

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the first nine months of Fiscal 2010 and Fiscal 2009, respectively, are as follows:

	Nine Months Ended
	December 31, 2009	December 31, 2008
Provision (benefit) for income taxes at federal statutory rate	$(3,078,606)	$11,682,993
Permanent items and other	70,416	(1,251,602)
Income taxes	$(3,008,190)	$10,431,391

Deferred taxes consist of the following:

	December 31, 2009	March 31, 2009

Deferred tax assets:
Net operating loss carryforwards	$598,224	$797,631
Intangibles	24,681,310	26,458,255
Reserve for inventory	5,582,603	-
Other	384,702	417,136
Total deferred tax assets	$31,246,839	$27,673,022

Deferred tax liabilities:
Intangibles	$1,545,246	$6,180,987
Depreciation	2,419,650	657,165
Total deferred tax liabilities	$3,964,896	$6,838,152

Net deferred tax assets	$27,281,943	$20,834,870

15.	SEGMENT INFORMATION

The Company operates in two reportable segments consisting of (1) Caraco-owned products (those products for which Caraco owns the ANDAs) and (2) those products distributed under various agreements with Sun Pharma and its affiliates and with others. The sales and gross profits earned on these categories of products are as follows:

Fiscal 2010:	Quarter Ended December 31, 2009		Nine Months Ended December 31, 2009

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Caraco-Owned Products	$3,322,070	$(1,124,630)	$18,895,700	$(18,666,990)
Distributed Products	48,667,888	4,209,512	159,540,169	14,004,017
Total	$51,989,958	$3,084,882	$178,435,869	$(4,662,973)

Fiscal 2009:	Quarter Ended December 31, 2008		Nine Months Ended December 31, 2008

Category	Net Sales	Gross Profit	Net Sales	Gross Profit

Caraco-Owned Products	$28,875,005	$13,117,905	$93,152,872	$44,865,607
Distributed Products	26,845,307	2,783,471	193,032,605	16,621,042
Total	$55,720,312	$15,901,376	$286,185,477	$61,486,649

16.	SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Gross Sales and Related Allowances

Our gross sales for the third quarter and first nine months of Fiscal 2010 were $94.4 million and $308.2 million, respectively, as compared to $118.0 million and $548.7 million, respectively, for the corresponding periods of Fiscal 2009. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 45% and 42% of gross sales, respectively, for the third quarter and first nine months of Fiscal 2010 as compared to 47% and 48% of gross sales, respectively, for the corresponding periods of Fiscal 2009. Net sales for the third quarter and first nine months of Fiscal 2010 were $52.0 million and $178.4 million, respectively, as compared to $55.7 million and $286.2 million, respectively, for the corresponding periods of Fiscal 2009. The primary cause of the decreased sales allowances for both periods of Fiscal 2010 is due to the impact of higher sales to customers other than wholesalers, which carry lower deductions from gross sales, since sales made to wholesale customers includes deductions related to chargebacks, which represent differences between wholesale acquisition costs (WAC) and the contractual prices at which the wholesalers ship to our end use customers.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2009 and the first nine months of Fiscal 2010.

($ in Thousands)
	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period
		Current Period	Prior Period
For all of Fiscal 2009
Chargebacks, rebates & shelf stock adjustments	$78,905	$291,070	-0-	$319,947	$50,028
Returns and other allowances	5,273	19,870	-0-	18,588	6,555
Doubtful Accounts	118	231	-0-	271	78

For the first nine months of Fiscal 2010
Chargebacks, rebates & shelf stock adjustments	$50,028	$118,321	-0-	$108,722	$59,627
Returns and other allowances	6,555	11,435	-0-	11,801	6,189
Doubtful Accounts	78	26	-0-	9	95

Research and Development Costs

Series B convertible preferred stock was issued to Sun Pharma and its affiliates under the Products Agreement between the Corporation and Sun Global in exchange for the technology of formulation products delivered by Sun Global to the Corporation.  Such Products Agreement has been completed with the last technology transfer occurring during the third quarter of Fiscal 2008.  Accordingly, no further non-cash research and development expense will be incurred there under.  The amount of non-cash research and development expense which was incurred for past technology transfers under the Products Agreement was charged to operations and was determined based on the fair value of the preferred shares on the date the respective product formula passed its bio-equivalency studies.  The fair value of such shares was based upon a valuation performed by Donnelly Penman & Partners, an independent, third party valuation firm. The exchange of shares was prior to the initial ANDA submission to the FDA.

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

Intangible Assets

The Company had made a cash payment in the first quarter of Fiscal 2009 in the amount of $1,100,000 for the purchase of certain assets which included brand products, associated New Drug Applications (“NDAs”) and trademarks. These assets are recorded as intangible assets in the Company’s balance sheet at December 31, 2009. Additionally during the second quarter of Fiscal 2009, the Company had paid $356,000 in cash towards product and establishment fees for these products. The total gross carrying amount for these assets is $1,456,000 as of December 31, 2009. These intangible assets are being amortized equally over a period of 15 years, the period during which the Company expects to receive economic benefits from these intangible assets. The Company recorded $73,000 in amortization expense in the first nine months of Fiscal 2010, bringing the total accumulated amortization related to these intangible assets to $145,000 as of December 31, 2009.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We had net deferred tax assets of $27.3 million and $20.8 million at December 31, 2009 and March 31, 2009, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded an income tax benefit of $1.9 million and $3.0 million, respectively, for the third quarter and first nine months of Fiscal 2010 as compared to income tax expense of $1.4 million and $10.4 million, respectively, during the third quarter and first nine months of Fiscal 2009. The income tax benefit for the third quarter and first nine months of Fiscal 2010 was predominantly due to losses incurred as a result of FDA actions including the seizure of inventory for which a reserve has been created. We have not provided for any valuation allowance as of December 31, 2009 or March 31, 2009. Based upon the level of projected future taxable income over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of December 31, 2009, we had federal NOLs of approximately $1.7 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce future taxable income.  The NOLs will expire between 2010 and 2012.

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

Inventory

We value inventories at the lower of cost or market. We determine the cost of raw materials, work in process and finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired solely for R&D are written off in the year of acquisition. Inventory includes material purchased related to products for which the Company has filed ANDAs with the FDA and the commercial launch of such products will commence once the approvals are received. Total inventories at December 31, 2009 and March 31, 2009 include materials purchased in the amount of $2,471,824 and $2,875,885, respectively, related to products for which the Company has filed ANDAs that are awaiting approval from the FDA, and the commercial launch of such products will commence once the approvals are received. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. We must also make estimates about the amount of manufacturing overhead to allocate to our finished goods and work in process inventories. Although the manufacturing process is generally similar for our products, we must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production step. Accordingly, the assumptions we make can impact the value of reported inventories and cost of sales.

As disclosed above, on June 25, 2009, certain drug products manufactured, work in process, and ingredients held, at the Company's Michigan facilities were seized at the direction of the FDA. The estimated value of such seized inventory as of December 31, 2009 was $24.0 million. The Company has voluntarily entered into a Consent Decree and is in the process of getting the material released. The Company believes that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which is $8.1 million, all other seized inventory would be difficult to recondition. A reserve in the balance amount of $15.9 million has been created as of December 31, 2009 which consists of work in process relating to those materials which are in various stages of production within our manufacturing facilities, all finished goods and those raw material ingredients which are partially consumed in process.  In accordance with the Consent Decree, the Company has also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling. On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter. The Company believes that it will be able to use the inventory of raw materials which were opened solely for sampling purposes, however, in the event the Company is unable to recondition or recover all of such inventory, the Company will adjust the value of its inventory accordingly in future periods, which would result in a negative impact on the future operating results of the Company.

OVERVIEW

The Company has been actively working with a consulting firm comprised of cGMP experts, in an effort to resume the manufacturing activities at its Michigan facilities. These consultants were appointed by the Company in accordance with the Consent Decree, which the Company has voluntarily entered into with the FDA on September 29, 2009. The Consent Decree provides a series of measures that, when satisfied, will permit the Company to resume manufacturing and distribution of those products that are manufactured in its Michigan facilities. The Company has submitted a work plan, approved by our consultants in October 2009, to the FDA. Some additional details and clarifications to the work plan were submitted to the FDA on January 14, 2010 for its approval. On February 4, 2010 the Company received a letter from the FDA seeking clarification on certain points of the work plan. We are in the process of submitting a response to such letter.

As a result of the FDA action, Caraco has voluntarily ceased manufacturing operations and instituted, in two phases, indefinite layoffs of approximately 430 employees. The Company has subsequently started recalling some of these employees in conjunction with its efforts to restart its manufacturing activities. Products sold and distributed by Caraco that are manufactured by third parties and outside of these facilities are not impacted and the Company continues distribution and marketing of these products. The Company has also transferred certain Caraco-owned products to additional alternate manufacturing sites that would allow the Company to regain revenues from those products while Caraco completes the necessary remedial actions that would lead to resumption of its manufacturing operations. The Company intends to file with the FDA supplements to ANDAs, for its approval, in the next six months for these transferred products.

As stipulated in the Consent Decree, the Company will attempt to have the seized inventory released. The estimated value of this inventory of drug products manufactured in Caraco's Michigan facilities including ingredients and in-process materials was $24.0 million, as of December 31, 2009. The Company believes that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which is $8.1 million, all other such inventory would be difficult to recondition. Accordingly, a reserve in the amount of $15.9 million has been created as of December 31, 2009 for this remaining inventory. In accordance with the Consent Decree, the Company has also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling. On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter.

As a result of this event, there has been a material adverse effect on our current operations and there may be a material adverse effect on our near term operations. Under terms of the Consent Decree, Caraco's cessation of manufacturing operations will continue until it receives written notification from independent experts and the FDA that it is in compliance with the Consent Decree and regulations and can resume operations. However, there is no assurance that the steps being taken will be successful or result in resolution of the FDA issues.  We are also not able, at this time, to estimate, the cost of these actions. We anticipate working with the FDA to resolve its concerns as effectively and expeditiously as possible in accordance with the terms of the Consent Decree.  The Consent Decree also requires the Company to abide by certain conditions and restrictions. If the Company violates any portion of the Consent Decree, it could incur penalties, such as monetary fines, forfeiture of the seized goods and other penalties.

During the third quarter ended December 31, 2009 and first nine months of our current fiscal year (“Fiscal 2010”) ended December 31, 2009, we generated net sales of $52.0 million and $178.4 million, respectively, compared to $55.7 million and $286.2 million, respectively, during the corresponding periods of Fiscal 2009. We incurred $2.8 million and $8.3 million, respectively, in research and development (“R&D”) expenses during the third quarter and first nine months of Fiscal 2010, as compared to $5.8 million and $16.9 million, respectively, during the corresponding periods of Fiscal 2009. We incurred a net pre-tax loss of $4.9 million and $8.8 million during the third quarter and first nine months of Fiscal 2010, respectively, as compared to earning net pre-tax income of $6.5 million and $33.4 million, respectively, during the corresponding periods of Fiscal 2009. Net pre-tax income in the third quarter of Fiscal 2010 was lower primarily due to the cessation of manufacturing at the Company’s Michigan facilities resulting in the loss of revenues from such products, as disclosed above.  The net pre-tax loss for the first nine months of the current fiscal year was due to a reserve we have created, in the amount of $15.9 million, relating to the inventory seized by the FDA, as disclosed above, and also due to the cessation of manufacturing at the Company’s Michigan facilities, partially offset by non-recurring income earned during the second quarter of Fiscal 2010 in the amount of $20.0 million as part of an asset purchase agreement arising out of a settlement agreement entered into by the Company. Such income is not expected to recur in future periods. The Company provided an income tax benefit of $1.9 million and $3.0 million for the third quarter and first nine months of Fiscal 2010, respectively, as compared to an income tax expense of $1.4 million and $10.4 million, respectively, in the corresponding periods of Fiscal 2009. We incurred a net loss of $3.0 million and $5.8 million during the third quarter and first nine months of Fiscal 2010, respectively, as compared to earning net income of $5.1 million and $22.9 million, respectively, during the corresponding periods of Fiscal 2009. We generated cash from operations in the amount of $15.5 million during the first nine months of Fiscal 2010, as compared to generating cash from operations in the amount of $0.2 million during the corresponding period of Fiscal 2009. At December 31, 2009, we had stockholders’ equity of $158.2 million, as compared to stockholders’ equity of $163.8 million at March 31, 2009. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We have filed two ANDAs relating to two products with the FDA during the first nine months of Fiscal 2010. We have not received FDA approval for any ANDAs during the first nine months of Fiscal 2010 and do not expect to receive any approvals for products out of our Michigan facilities until we resolve the FDA’s concerns as discussed above.  The total number of ANDAs pending approval by the FDA as of December 31, 2009 was 31 (including four tentative approvals) relating to 27 products out of our Michigan facilities.

During Fiscal 2008, the Company commenced construction on the expansion of its primary facility located in Detroit, Michigan. The expansion occurred on the acreage the Company acquired for $0.3 million directly adjacent to its existing manufacturing facility. The expansion was completed during the fourth quarter of Fiscal 2009 and added approximately 140,000 square feet to our manufacturing facility. The expanded facility encompasses additional space required for manufacturing, quality control laboratories, raw material storage and administrative offices. It will also introduce additional automated equipment and process flow efficiencies in order to reduce long term costs associated with our production, while maintaining quality. As disclosed, however, the Company has voluntarily ceased manufacturing as a result of the FDA action. In addition, the Company continued updating its packaging facility located in Farmington Hills, Michigan. During Fiscal 2007, the Company acquired this packaging facility for $1.7 million. We have improved the infrastructure and process flow by replacing manual packaging lines with automated lines, thereby having less human intervention. This has already improved quality control in our packaging operations and will result in improved capacity. This 33,369 square foot facility was previously owned and operated by a third party packager of our portfolio of products. As disclosed, however, the Company has voluntarily ceased manufacturing as a result of the FDA action and accordingly operations in this facility have also been temporarily suspended.

FDA COMPLIANCE

During Fiscal 2009, the FDA inspected both the Elijah McCoy manufacturing facility and the Farmington packaging facility. Forms FDA 483 were issued at the conclusion of both inspections detailing the FDA investigators’ observations. Responses to these observations were submitted to the FDA detailing the Company’s actions taken in response to the observations. On October 31, 2008, the Company received a warning letter from the Detroit District of the FDA for its manufacturing facility in Detroit, Michigan. In this letter, the Agency reiterated some of the concerns detailed in the previous Forms 483 issued as a result of previous inspections. These concerns included inadequate and untimely investigations by our quality control unit of certain incidents contrary to the Company’s standard operating procedures. The warning letter also stated that the FDA expressed serious concerns regarding “a) your firm’s compliance history including several past inspections that documented significant CGMP deficiencies, b) the serious nature of the observed violations, c) your plans for expansion under these violative conditions, and d) the risk to consumers associated with the CGMP deviations involving potential product contamination.”  The FDA also raised concerns about our corrective action plans. The FDA added that failure to promptly correct the deficiencies may result in legal action without further notice, including, without limitation, seizure and injunction. It also noted that other federal agencies may take this warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificates, or approval of pending new drug applications. We promptly responded to the warning letter on November 24, 2008 for the deficiencies noted and provided our corrective actions. The Detroit District acknowledged our response on December 22, 2008. It noted that our corrective actions would be evaluated during the FDA’s next scheduled inspection of our Detroit facility. On March 11, 2009 the FDA began an inspection as a follow-up to the October 2008 warning letter. This inspection covered all the quality and production systems of the Company and concluded on May 12, 2009. The FDA investigators provided the Company with a list of their observations on FDA Form 483. Some of the observations were relative to the recent recalls and compliance, whereas others were focused on inventory controls. The FDA's inspection found unresolved violations of current Good Manufacturing Practice (cGMP) requirements as previously disclosed in our last SEC filing on Form 10-K filed June 15, 2009. On March 31, 2009, we recalled all tablets of Digoxin, USP, 0.125 mg, and Digoxin, USP, 0.25 mg, distributed prior to March 31, 2009 to the consumer level. As a precautionary measure, in April 2009, we initiated recalls of certain product lots manufactured in our Detroit, Michigan facility, primarily to the retail and wholesale levels. The total sales revenue, related to these recalls, we believe, is approximately $4.2 million. These recalls were voluntarily initiated by the Company with the knowledge of the FDA. The recalls were made as a precautionary measure. The Company provided a written response to these observations on June 19, 2009. On June 25, 2009, U.S. Marshals, at the request of the FDA, seized drug products manufactured in our Michigan facilities. The seizure also included ingredients held at these same facilities as well as work in process. Products distributed by Caraco that are manufactured outside of these facilities are not impacted. In its complaint relating to its seizure, the FDA stated, among other things, that the May 12, 2009 inspection and the Company’s written response thereto revealed continuing significant cGMP violations.  The FDA also stated that the drug products are adulterated in that the methods used in, and the facilities and controls used for, their manufacture, processing, packing, and/or holding do not conform to and are not operated and administered in conformity with cGMP requirements.   As a result of the FDA action, we voluntarily ceased manufacturing operations and instituted an indefinite reduction in our workforce of approximately 430 employees in two phases.  The Company has subsequently started recalling some of these employees in conjunction with its efforts to restart its manufacturing activities. This FDA action has resulted and will result in a material adverse effect on our current and near term operations.

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

We have not obtained FDA approvals of our ANDAs since the first quarter of Fiscal 2009. It is unlikely that we will receive any approvals for product out of our Michigan facilities until the FDA reviews our remediation response and makes a determination of our status. We have submitted a remediation work plan, approved by our consultants, to the FDA in October 2009. Some additional details and clarifications to the work plan were submitted to the FDA on January 14, 2010 for its approval. On February 4, 2010 the Company received a letter from the FDA seeking clarification on certain points of the work plan. We are in the process of submitting a response to such letter. Remediation activities have been ongoing with the full knowledge of the FDA.  In accordance with the Consent Decree, we have also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling. On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter.

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

Third Quarter and First Nine Months Fiscal 2010 Compared to Third Quarter and First Nine Months Fiscal 2009

Net Sales.  Net sales for the third quarter and first nine months of Fiscal 2010, ended December 31, 2009, were $52.0 million and $178.4 million respectively, as compared to $55.7 million and $286.2 million, respectively, for the third quarter and first nine months of Fiscal 2009, reflecting a decrease of 7% and 38% in the respective periods. Net sales decreased during the third quarter and first nine months of Fiscal 2010, in comparison to the corresponding periods of Fiscal 2009, primarily as a result of the adverse effect on sales of Caraco-owned products due to the actions of the FDA and the cessation of manufacturing, as disclosed above, and in part due to the negative impact of our voluntary recalls. Sales of distributed products were lower during the first nine months of Fiscal 2010 over the corresponding period of Fiscal 2009 due to higher sales of Paragraph IV products during the first nine months of Fiscal 2009, particularly sales of certain Paragraph IV products which were launched by the Company during the fourth quarter of Fiscal 2008 under the distribution and sale agreement with Sun Pharma. These product sales may or may not be sustainable, as previously disclosed. The sales of distributed products were also lower due to price erosion on the products sold, partially offset by new product launches. Sales of one product (oxcarbazepine), launched under the marketing agreement during the third quarter of Fiscal 2008 were significantly higher during the first nine months of Fiscal 2009. This product was launched with 180 days shared exclusivity, which allowed its higher sales during the first quarter of Fiscal 2009. Subsequent to the end of the exclusivity period, which occurred during the first quarter of Fiscal 2009, the net realizations for this product have decreased significantly as several other competitors have entered the market for this generic product. Sales of Caraco-owned products during the third quarter were negligible as we have stopped marketing, effective June 25, 2009, all the products which were being manufactured out of our Michigan facilities on account of the FDA actions, as previously discussed. Similarly, the sales of Caraco-owned products for first nine months of Fiscal 2010 were lower due to, the FDA’s action and in part due to the negative impact of our voluntary recalls of certain products. We did not distribute any digoxin during the period subsequent to the recall of digoxin that occurred on March 31, 2009. We also had a recall on various products on April 17, 2009, as previously disclosed. The subsequent sales on some of those manufactured products were negatively impacted by the recall.   Net sales for distributed products were $48.7 million and $159.5 million, respectively, for the third quarter and first nine months of Fiscal 2010, as compared to $26.8 million and $193.0 million, respectively, for the corresponding periods of Fiscal 2009. The sales of distributed products were higher in the third quarter of Fiscal 2010, as compared to corresponding period last year, primarily due to increased sales of Paragraph IV products. Net sales for Caraco-owned products were $3.3 million and $18.9 million, respectively, for the third quarter and first nine months of Fiscal 2010, as compared to $28.9 million and $93.2 million, respectively, for the corresponding periods of Fiscal 2009. We were manufacturing and marketing all except two of our approved products. However, as a result of action taken by the FDA, we have ceased manufacturing operations of the products which we manufacture at our facilities located in the state of Michigan. We continue to have manufacturing products sales that are manufactured by third party manufacturers including Sun Pharma. During the third quarter of Fiscal 2010 we have started selling two products which were acquired as part of an asset purchase agreement with Forest as previously disclosed.

Overall sales of one product accounted for approximately 56% and 62% of net sales for the third quarter and first nine months of Fiscal 2010 as compared to sales of two products which accounted for approximately 26% and 52% of net sales for the corresponding periods of Fiscal 2009.

Gross Profit.  We earned gross profit of $3.1 million in the third quarter of Fiscal 2010 and incurred a gross loss of $4.7 million during the first nine months of Fiscal 2010, as compared to earning gross profit of $15.9 million and $61.5 million, respectively, during the corresponding periods of Fiscal 2009. The gross loss in the first nine months of Fiscal 2010 was, in large part, due to a reserve of $15.9 million we provided on the inventory seized by the FDA. (See “Inventory” above), as well as lower sales of both distributed as well as Caraco-owned products. As disclosed above, due to the actions of the FDA, all shipments of products which were being manufactured at the Company’s Michigan facilities have ceased effective June 25, 2009, which has led to diminished sales of Caraco-owned products. The decrease in gross profit in the third quarter of Fiscal 2010, as compared to the corresponding period of Fiscal 2009 was primarily due to the negligible sales of Caraco-owned products.

The gross profit margin for the third quarter and first nine months of Fiscal 2010 as a percentage of net sales decreased to 6% and (3%), respectively, as compared to 29% and 21%, respectively, during the corresponding periods of Fiscal 2009. As disclosed above, we have created a reserve in the amount of $15.9 million during the first nine months of Fiscal 2010 for the inventory seized by the FDA. Excluding the impact of the inventory reserve, the gross profit margins in the first nine months of Fiscal 2010 was 6%, as compared to 21% for the corresponding period of Fiscal 2009. The decrease in both the periods of Fiscal 2010 was also due to the weight of increased sales of distributed products versus the sales of Caraco-owned products, as well as significantly lower sales of Caraco-owned products, which had an impact on the overall margins. The gross profit margin on distributed products was 9% for both the third quarter and first nine months of Fiscal 2010, as compared to 10% and 9% for the corresponding periods of Fiscal 2009. The gross profit margin for Caraco-owned products was (33%) and (99%) for the third quarter and first nine months of Fiscal 2010, as compared to 45% and 48% for the corresponding periods of Fiscal 2009. Excluding the impact of the inventory reserve, the gross profit margin in the first nine months of Fiscal 2010 was (14%). Caraco-owned product margins have decreased mainly due to impact of overhead absorption, having similar levels of direct overhead in the first quarter and decreased levels in the second and third quarters, with lower sales for the third quarter and first nine months of Fiscal 2010, which contributed 53% and 42%, respectively, to the decreases in gross profit margin. Price erosion on certain products and changes in the sales mix of the Caraco-owned products sold also contributed to the decrease. Also, we had initiated a recall of one product (digoxin) during the fourth quarter of Fiscal 2009. There were no sales of this product during the first nine months of Fiscal 2010. The loss of sales of this product also adversely affected the gross profit margins for the referred periods. Further, as disclosed earlier, there were significantly low levels of sales of Caraco-owned products (which included none of the products which were manufactured at the Company’s Michigan facilities). Also during the third quarter and first nine months of Fiscal 2010, we wrote off certain non-seized inventories of approximately $0.3 million, and $0.7 million respectively, partly relating to one DESI product which is being discontinued as stipulated in the Consent Decree, and partly related to products we purchased along with the brand, which have now become obsolete. We cannot determine the mix of distributed product sales versus Caraco-owned product sales in any given period as it depends on our ability to gain market share on each product and is relative to when the FDA approves any given product in either category of product and the revenue potential of that product once it has been approved.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses during the third quarter and first nine months of Fiscal 2010 were $5.4 million and $15.9 million, respectively, as compared to $3.7 million and $11.8 million, respectively, during the corresponding periods of Fiscal 2009, representing increases of 45% and 34%, respectively. SG&A expenses, as a percentage of net sales increased to 9% for the first nine months of Fiscal 2010, as compared to 4% for the corresponding period of Fiscal 2009. The higher percentage of SG&A is partly due to the lower sales in the current period versus the corresponding period last year. Also during the first nine months of Fiscal 2010, the Company recorded additional expenses related to a) severance paid to its former CEO, b) legal and professional consultation fees related to FDA issues, c) payments made to its customers in lieu of contractual unfulfilled product supply obligations and d) royalty expense related to the sales from products acquired as part of an asset purchase agreement, as previously disclosed.

Research and Development Expenses.  Total R&D expenses incurred for the third quarter and first nine months of Fiscal 2010 were $2.8 million and $8.3 million respectively, as compared to $5.8 million and $16.9 million, respectively, during the corresponding periods of Fiscal 2009. The R&D expenses during the first nine months of Fiscal 2010 were lower compared to those during the corresponding period of Fiscal 2009 as we were reimbursed a certain amount relating to certain product litigation costs during the second quarter of Fiscal 2010, as part of a settlement agreement, as previously disclosed. Although R&D expenses have decreased in the current periods due to the focus of the Company on remediating FDA concerns, they are likely to increase once the Company refocuses on new product filings and approvals with the FDA.

Non-Recurring Income. We earned a one-time non-recurring income in the amount of $20.0 million during the second quarter of Fiscal 2010 arising out of a product litigation settlement and an asset purchase agreement, as previously disclosed.

Net Other Income. We earned net other income of $0.1 million during both the third quarter and first nine months of Fiscal 2010, as compared to earnings of net other income of $0.2 million and $0.6 million, respectively, during the corresponding periods of Fiscal 2009. The lower net other income was primarily due to interest expense incurred in relation to the Company’s term loan with Charter One Bank and a loss on removal of certain assets during the first quarter of Fiscal 2010.

Income Taxes.  We provided an income tax benefit of $1.9 million and $3.0 million during the third quarter and first nine months of Fiscal 2010, respectively, compared to income tax expense of $1.4 million and $10.4 million, respectively, during the corresponding periods of Fiscal 2009.  The benefit in the current quarter and nine-month period is due to the future tax benefits of losses incurred. (See discussion under “Income Taxes” above).

Results of Operations.  We incurred a pre-tax loss of $4.9 million and $8.8 million during the third quarter and first nine months of Fiscal 2010, respectively, as compared to earning pre-tax income of $6.5 million and $33.4 million, respectively, during the corresponding periods of Fiscal 2009. We incurred a net loss of $3.0 million and $5.8 million for the third quarter and first nine months of Fiscal 2010, respectively, as compared to earning net income of $5.1 million and $22.9 million, respectively, during the corresponding periods of Fiscal 2009.

Liquidity and Capital Resources We generated cash from operations in the amount of $15.5 million during the first nine months of Fiscal 2010, as compared to generating cash from operations in the amount of $0.2 million during the corresponding period of Fiscal 2009. The cash flow from operations was lower in the first nine months of Fiscal 2009 primarily due to a decrease in accounts payable balances offset, in part, by decreases in accounts receivable and inventory balances. Accounts receivable increased by $67.0 million to $82.2 million as of December 31, 2009, as compared to $15.2 million at the end of Fiscal 2009. Accounts receivable is 145 days sales outstanding (“DSO”) as of December 31, 2009 versus 27 days as of March 31, 2009. The higher level in DSO at December 31, 2009 is predominately due to outstanding balances from two customers with whom we have entered into agreements which include extended payment terms, and accordingly, collections of the related accounts receivable balances from these sales will occur over the next twelve months. Further, the lower level in DSO at March 31, 2009 was temporary and is mainly due to the timing of payments made by the wholesale customers. However, a deduction for chargebacks will be made by these wholesale customers as they continue to sell to retail chain stores and managed care organizations with whom we have contractual pricing. The Company believes that it has provided adequate reserves for chargeback deductions which are likely to be taken by the wholesale customers in subsequent periods. Certain wholesale customers purchased quantities of a certain product based on their own forecast, to ensure an in-stock position for such product, as there were uncertainties related to the future availability of such product and continued shipments from the Company. Inventory levels are equivalent to 117 days sales on hand, as compared to 140 days on hand as of March 31, 2009. Excluding the reserve created for inventory seized by FDA, inventory levels were equivalent to 145 days sales on hand. The inventory as of December 31, 2009 includes higher levels of inventory of Paragraph IV products to support anticipated sales in the near term period. At March 31, 2009 we had negligible stock of such product on hand. If the sale of the Paragraph IV products are not allowed by any regulatory authority and Sun Pharma does not file a timely appeal, we would have various rights to return the product to Sun Pharma. The accounts payable balance relating to Sun Pharma has also increased from $43.9 million at March 31, 2009 to $121.8 million at December 31, 2009 in line with increased levels of inventory relating to distributed products and accounts receivable balances.

As disclosed above the FDA has initiated certain actions and, as a consequence, production at the Company’s Michigan facilities has voluntarily been ceased. This will adversely affect the overall profitability of the Company in the near term. The Company has initiated a reduction in various expenses in an effort to bring its expenses in line with its current levels of sales.  Such reduction is expected to continue until FDA concerns are resolved and the Company resumes its manufacturing activities, of which there is no assurance. The sales of distributed products and certain manufactured products made by third parties will continue and will contribute to the ongoing cash flows. Also, the Company has recently entered into an agreement with Forest which, to date, has provided two additional products to the Company’s product portfolio, and such products have begun generating incremental revenues under Caraco-owned product sales. We expect additional products will be added to our portfolio as a result of this agreement. The Company owns five products that are manufactured by other third party manufacturers including Sun Pharma and its affiliates.  As of December 31, 2009, we have $67 million in cash and another $10 million in short-term investments, including the proceeds from a loan in the amount of $16.2 million, currently classified as a short term liability. The Company believes that its cash flow from operations and cash balances will continue to support its ongoing business requirements, however, because of, among other things, decreased customer confidence, the uncertainty of future costs of FDA compliance and associated costs, there can be no assurance.

At December 31, 2009, we had working capital of $91.8 million, compared to working capital of $112.5 million at March 31, 2009.

During the fourth quarter of Fiscal 2009 the Company entered into a term loan of $18 million with RBS Citizens, N.A. d/b/a Charter One Bank (“Charter One Bank”). The loan is secured by a mortgage covering the Company’s manufacturing facility and equipment located in Detroit, Michigan. The rate of interest is calculated as LIBOR plus an applicable margin thereto (based upon various leverage levels and current applicable rate is 50 basis points). The aggregate rate applicable to the Company as of December 31, 2009 was 1.3%. The principal loan payments and accrued interest are payable on a quarterly basis beginning July 2009. The principal is to be repaid in equal quarterly installments of $900,000 for ten quarters through October 2011, and thereafter, if not renewed, the remaining balance of $9 million is due in the subsequent quarter by January 2012. Subsequently, in October 2009 the terms of the loan were modified and we entered into an amended agreement. The amendment adds to the loan a one year line of credit note for $15 million against which the Company can borrow funds for working capital purposes or can get letters of credit issued. Against this line of credit, the Bank has issued an Irrevocable Standby Letter of Credit in an amount of $15 million, in favor of the United States of America, as required to be placed with the FDA in accordance with the Consent Decree, as disclosed above. The line of credit carries an interest rate of LIBOR plus 150 basis points, and if letters of credit are issued, the associated fees are 0.7% of such letters of credit on annualized basis. Also, there is an unused fee of 0.25% on an annualized basis to the extent the line remains idle. Both the line of credit and outstanding term loan are cross collateralized by all of the Company’s fixed assets and cash deposit accounts held with Charter One Bank in the same amount. These cash deposits earn interest at prevailing rates applicable to such money market accounts. We are continuing discussions with Charter One Bank to resolve its concerns and get the cash collateral released. Charter One Bank has temporarily suspended our required compliance with the covenants in the loan agreements relating to FDA enforcement actions, as previously disclosed, and has suspended testing of certain other compliance requirements until February 26, 2010. On or before such date, we anticipate either entering into revised agreements or repaying the loan in full. Currently, as the loan is in technical default due to the FDA enforcement action, the entire outstanding balance has been classified as a short-term liability.

As required pursuant to the terms of the Loan Agreement, the Company has entered into an Interest Rate Swap Agreement with Charter One Bank to hedge the interest rate applicable on the loan. The notional amount for the swap is $16.2 million which will continue to amortize down as principal payments are made on the related debt. The annualized fixed rate of interest as it applies to this agreement is 2.41%. Thus as of December 31, 2009 the effective rate of interest to the Company for the term loan was 2.91% (2.41% swap rate plus applicable margin of 50 basis points). The fair value of this swap agreement at December 31, 2009 was not material.

Future Outlook

We intend to continue to work with the FDA to effectively and expeditiously resolve remaining concerns, although there can be no assurance that we will succeed in reaching such a resolution or the terms thereof.  We voluntarily entered into a Consent Decree with the FDA regarding the Company's drug manufacturing operations. The Consent Decree provides a series of measures that, when satisfied, will permit Caraco to resume manufacturing and distributing those products that are manufactured in its Michigan facilities. We continue to focus on improving support and emphasis on quality assurance, quality control, and manufacturing areas in order to continually improve the performance of our quality system. We have hired external consultants who have experience in assisting manufacturers with FDA compliance issues.  These consultants are reviewing all of our systems, procedures, reporting structures, and processes, as well as reviewing training on risk management and overall cGMP.  As part of this comprehensive process we are evaluating our internal and external audit programs, and will make any improvements that we believe to be necessary to improve these programs.  All audits are based on a historical look back, and offer improvements based on Caraco’s likely future requirements. These audits will also include follow up action on compliance issues that need to be addressed. Caraco will obtain assistance and guidance wherever required from the quality group of Sun Pharma to improve its quality systems. Though near term sales of Caraco-owned products face challenges, we believe we are effecting, and intend to effect, the changes required to improve our performance on sales of these products, on a long-term basis.

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

We believe that we will emerge a stronger company on a long-term basis. In the last two years we have added considerable amount of infrastructure in our quality control laboratories. Our current focus remains on manufacturing and quality assurance. Currently we are utilizing part of our R&D team to help with technical validations and compliance initiatives and will continue to do so in the near term. As a result, our R&D expense has declined in the current periods.. However, the R&D expenses are likely to increase once the Company refocuses on new product filings and approvals with the FDA. We anticipate gaining back our momentum on filings of new ANDAs internally once our compliance initiatives and technical needs are satisfied. Any third party development in process will continue. Our production capacity is primarily built, which should support the business for years to come once we overcome our current obstacles.

Currently, we have 31 ANDAs pending approval at the FDA (including four tentative approvals) relating to 27 products out of our Michigan facilities. We continue to expand and upgrade our facilities, and expand our customer base. Our internal efforts, combined with Sun Pharma in developing new products have also picked up momentum. We now have 17 products, that we market (including Caraco-owned products being manufactured by third parties and those distributed under various agreements with of Sun Pharma), whose market share is ranked third or higher against the same products of our generic competitors. We are focused on products that are currently in our portfolio and are yet to realize their full market potential. The total portfolio consists of 41 products.

Although gross profit margins have come down due to mix of distributed products weight over Caraco-owned products, and also due to negligible sales of Caraco-owned products, we believe we can be successful in marketing distributed products and our products that are manufactured by third parties. We have 13 new distributed products launched during the first nine months of Fiscal 2010 that Sun Pharma or its affiliates received approvals for from the FDA. We have also transferred certain Caraco-owned products to additional alternate manufacturing sites that would allow the Company to regain revenues from those products while Caraco completes the necessary remedial actions that would lead to resumption of its manufacturing operations. We intend to file with the FDA supplements to ANDAs, for its approval, in the next six months for these transferred products. Should the pricing pressures become more severe than anticipated; the result may be lower growth rates and gross margins. Management has worked, and will continue to work, diligently to counter the pricing pressures through increased sales volumes, improved market share on existing products, expansion of our customer base, improved productivity, and increased cost reductions.

The Company intends to decrease its internal development of new products. It will continue to develop products with third parties, including Alkaloida, an indirect subsidiary of Sun Pharma (see “6. Sun Pharmaceutical Industries Limited”). Our R&D expense should decline based on this provided that patent related expenses remain stable or decline.  We believe that we will continue to have the cash and other means available to meet our working capital requirements, fund potential litigation expenses relating to Paragraph IV certification and finance further capital investments. The third party product development is a critical element in meeting expectations in the future.

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

The FDA’s action and the Company’s voluntary actions have had, and are expected to continue to have, a material adverse effect on operations and operating results.  At December 31, 2009, the Company had $66 million in cash and $10 million in short-term investments including the proceeds from a loan in the amount of $16.2 million. The Company believes that its cash flow from operations and cash balances will continue to support its ongoing business requirements, however, because, among other things, of the uncertainty of future costs of FDA compliance and associated costs, there can be no assurance.

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

We anticipate additional development agreements will be entered into in order to eliminate gaps in our calendar of approvals from the FDA. As previously mentioned, in Fiscal 2007 we entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we continue to market a number of these products which are categorized as distributed products. This agreement has been further renewed in January 2010, for a period of one year. In addition, on January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. Under the agreement, the Company participates in the sales opportunity on the products, and also shares the litigation risks to a limited extent based on percentage. If such claims are successful, however, they could have a material adverse effect on the Company. We have been marketing two products under this agreement including Pantoprazole sodium DR tablets. These agreements should provide for an alternate stream of products that will complement our internal research and development and our outsourced development. From time to time significant product launches such as we incurred under the distribution and sale agreement for Paragraph IV products in Fiscal 2008 may occur that will add near term growth that may or may not be sustainable in future periods. Additionally we will continue to work with Sun Pharma in an effort to transfer future product technology on a cash basis similar to other third party developers and in the future we may provide services to Sun Pharma, its affiliates and other third party pharmaceutical manufacturers relating to distribution of certain products, on a fee for service basis in effort to expand our product offerings and remain competitive. In this connection, see “6. Sun Pharmaceutical Industries Limited” relating to our products agreement with Alkaloida, an indirect subsidiary of Sun Pharma. It is our belief that our infrastructure and relationships we have with our customers, can be utilized to optimize sales for our own products, as well as of other companies that are entering or are planning to enter the U.S. market but do not have the infrastructure required to compete effectively.

The various agreements referenced above will provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths mitigate the risk of each other, potentially allowing for an ongoing stream of approvals from the FDA.

Management’s goals for the remainder of Fiscal 2010 include:

•	Compliance with Consent Decree.

•	Continue working towards resumption of manufacturing activities in conformance with FDA guidelines and the Consent Decree.

•	Continue research and development activities for ANDA filings.

•	Continue to invest in equipment, systems and facilities to meet requirements of projected short and long-term projects for compliance and quality.

•	Increase cGMP training to accommodate staff and compliance.

•	Increase market share for certain existing products and recently introduced products.

•	Enhanced customer reach and satisfaction.

•	Leverage distribution and marketing core competencies by marketing third party products through in-licensing agreements.

•	Prompt introduction of new approved products to the market.

•	Achieving further operational efficiencies by attaining economies of scale and cost reduction per unit.

•	Increase revenue and cash by marketing ANDAs owned by Sun Pharma.

•	Expand our relationships with financial institutions to fortify our credit position and borrowings as necessary.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of the FDA action, we have voluntarily ceased manufacturing operations and instituted an indefinite reduction in our workforce of approximately 430 employees in two phases. The Company voluntarily entered into a Consent Decree with the FDA on September 29, 2009. As stipulated in the Consent Decree, the Company will attempt to have the seized inventory released. The Company believes that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which is $8.1 million, all other seized inventory would be difficult to recondition. Accordingly, a reserve in the amount of $15.9 million has been created as of December 31, 2009 for this remaining inventory. In accordance with the Consent Decree, we have also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling.  On January 29, 2010, we received a letter from the FDA, seeking clarification on certain points. We are in the process of submitting a response to such letter. As a result of the FDA action, we have voluntarily ceased manufacturing operations and instituted, in two phases, indefinite layoffs of approximately 430 of our employees. The Company has subsequently started recalling some of these employees in conjunction with its efforts to restart its manufacturing activities. The Consent Decree provides a series of measures that, when satisfied, will permit the Company to resume manufacturing and distributing those products which are manufactured in its Michigan facilities. The Company has engaged a consulting firm which is comprised of cGMP experts, in accordance with the Consent Decree.  The Company has submitted a remediation work plan, approved by our consultants, to the FDA in October 2009. Some additional details and clarifications to the work plan were submitted to the FDA on January 14, 2010 for its approval. On February 4, 2010 the Company received a letter from the FDA seeking clarification on certain points of the work plan. We are in the process of submitting a response to such letter.

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

During the first nine months of Fiscal 2010, 1,632,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 1,632,000 shares of Caraco common stock and issued to Sun Global.

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

CARACO PHARMACEUTICAL
LABORATORIES, LTD.

Date: February 12, 2010	By: /s/ Jitendra N. Doshi
Jitendra N. Doshi
Chief Executive Officer

Date: February 12, 2010	By: /s/ Mukul Rathi
Mukul Rathi
Interim Chief Financial Officer