Form 10-Q
period 2010-09-30
CARACO PHARMACEUTICAL LABORATORIES LTD
filed 2010-11-08
CIK 887708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

Yes ☐     No ☒

As of November 5, 2010, the registrant had 39,635,194 shares of common stock issued and outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CARACO PHARMACEUTICAL LABORATORIES LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
BALANCE SHEETS

	SEPTEMBER 30,	MARCH 31,
	2010	2010
	UNAUDITED	AUDITED

ASSETS

Current assets
Cash and cash equivalents	$54,515,681	$55,392,648
Short-term investments	10,000,000	10,000,000
Accounts receivable, net	46,860,233	94,736,759
Inventories	88,425,952	103,182,850
Prepaid expenses and deposits	10,129,299	6,556,346
Income tax receivable	3,095,649	1,602,621
Deferred income taxes	566,130	519,554
Total current assets	213,592,944	271,990,778

Property, plant and equipment
Land	975,311	975,311
Buildings and improvements	30,223,770	29,157,542
Equipment	30,146,590	29,929,050
Furniture and fixtures	1,537,010	1,522,564
Construction in progress	—	286,250
Total	62,882,681	61,870,717
Less accumulated depreciation	20,954,367	18,627,773
Net property, plant and equipment	41,928,314	43,242,944

Intangible assets, net	1,237,464	1,285,992
Deferred income taxes	20,152,317	21,579,057

Total assets	$276,911,039	$338,098,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$2,733,167	$4,342,502
Accounts payable, Sun Pharma	101,574,313	160,913,483
Accrued expenses	3,932,875	2,156,921
Long term debt, all current	13,500,000	15,300,000
Total liabilities (all current)	121,740,355	182,712,906

Stockholders’ equity
Series B convertible preferred stock, no par value; issued and outstanding 544,000 shares (September 30, 2010) 1,088,000 shares (March 31, 2010)	5,880,640	11,320,640
Common stock, no par value; authorized 50,000,000 shares, issued and outstanding 39,635,194 shares (September 30, 2010) 39,090,194 shares (March 31, 2010)	135,773,735	130,330,615
Additional paid in capital	3,776,035	3,696,288
Retained earnings	9,740,274	10,038,322
Total stockholders’ equity	155,170,684	155,385,865

Total liabilities and stockholders’ equity	$276,911,039	$338,098,771

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF OPERATIONS

	Six Months ended September 30,		Quarter ended September 30,
	2010	2009	2010	2009
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net sales	$227,818,606	$126,445,911	$97,789,846	$78,375,895
Cost of goods sold	208,781,462	118,243,578	88,293,748	75,010,528
Reserve for inventory seized by FDA	—	15,950,188	—	7,503,654

Gross profit (loss)	19,037,144	(7,747,855)	9,496,098	(4,138,287)

Selling, general and administrative expenses	13,807,083	10,452,575	7,967,843	6,793,364
Research and development costs	6,097,882	5,592,951	3,978,783	(1,492,184)
Non-recurring (income)	—	(20,000,000)	—	(20,000,000)

Operating (loss) income	(867,821)	(3,793,381)	(2,450,528)	10,560,533

Other income (expense)
Interest expense	(378,624)	(258,085)	(180,360)	(127,135)
Interest income	833,033	264,660	334,426	160,204
Gain / (loss) on sale of equipment	2,500	(114,272)	2,500	—
Other income	—	46,309	—	11
Other income (expense) - net	456,909	(61,388)	156,566	33,080

(Loss) income before income taxes	(410,912)	(3,854,769)	(2,293,962)	10,593,613
Income tax (benefit) expense	(112,864)	(1,100,256)	(786,146)	3,925,076

Net (loss) income	$(298,048)	$(2,754,513)	$(1,507,816)	$6,668,537

Net (loss) income per common share
Basic	(0.01)	(0.07)	(0.04)	0.17
Diluted	(0.01)	(0.07)	(0.04)	0.16

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2010	2009
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net loss	$(298,048)	$(2,754,513)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,391,540	2,240,245
Gain on sale of equipment	(2,500)	114,272
Common stock option expense	77,583	135,578
Common stock grant expense	2,164	—
Net deferred income taxes	1,380,164	(7,120,708)
Changes in operating assets and liabilities which provided /(used) cash:
Accounts receivable	47,876,526	(33,800,840)
Inventories	14,756,898	(8,781,694)
Prepaid expenses and deposits	(3,572,953)	2,467,568
Accounts payable	(60,948,504)	65,675,766
Accrued expenses	1,775,953	(782,853)
Income taxes receivable	(1,493,028)	2,890,684
Net cash provided by operating activities	1,945,795	20,283,505

Cash flows from investing activities
Purchases of property, plant and equipment	(1,028,382)	(1,997,719)
Proceeds from sale of equipment	2,500	310
Purchase of short-term investment	—	(10,000,000)
Net cash used in investing activities	(1,025,882)	(11,997,409)

Cash flows from financing activities
Repayments of loans payable to financial institutions	(1,800,000)	(900,000)
Proceeds from exercise of stock options	3,120	—
Net cash used in financing activities	(1,796,880)	(900,000)

Net (decrease) / increase in cash and cash equivalents	(876,967)	7,386,096
Cash and cash equivalents, beginning of period	55,392,648	65,314,397

Cash and cash equivalents, end of period	$54,515,681	$72,700,493

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.
(A subsidiary of Sun Pharmaceutical Industries Limited)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	RETAINED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY

Balances at April 1, 2010	1,088,000	$11,320,640	39,090,194	$130,330,615	$3,696,288	$10,038,322	$155,385,865

Conversion of preferred stock into common stock	(544,000)	(5,440,000)	544,000	5,440,000	—	—	—

Common stock options exercised	—	—	1,000	3,120	—	—	3,120

Common stock options expensed	—	—	—	—	77,583	—	77,583

Common stock grants	—	—	—	—	2,164	—	2,164

Net loss	—	—	—	—		(298,048)	(298,048)

Balances at September 30, 2010	544,000	$5,880,640	39,635,194	$135,773,735	$3,776,035	$9,740,274	$155,170,684

See accompanying notes

CARACO PHARMACEUTICAL LABORATORIES, LTD.

FORM 10-Q

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

The balance sheet as of March 31, 2010 has been derived from our audited financial statements for the year then ended. All other financial statements contained herein are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, with the exception, in first and second quarters of Fiscal 2010, which ended June 30, 2009 and September 30, 2009, respectively, of a write-off of inventory seized by the U.S. Food and Drug Administration (“FDA”) and non-recurring income, as discussed below.  Interim results are not necessarily indicative of results for the full year.

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

2.           ORGANIZATION AND NATURE OF BUSINESS

Caraco is a corporation organized under Michigan law in 1984, engaged in the business of developing, licensing, manufacturing, marketing and distributing generic prescription and over-the-counter pharmaceuticals to the nation’s largest wholesalers, distributors, chain drugstores and managed care providers, throughout the U.S and Puerto Rico. The Company’s primary facility, measuring approximately 222,000 square feet, is located in Detroit, Michigan, which contains our production, research and development and corporate office. In addition, the Company has a packaging facility located in Farmington Hills, Michigan and a leased warehouse, measuring approximately 137,500 square feet, located in Wixom, Michigan for finished goods distribution and storage of inventory.

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

Our present product portfolio includes 49 prescription products, in 108 strengths, in various package sizes. This represents products we distribute for Sun Pharmaceutical Industries Limited, a specialty pharmaceutical corporation organized under the laws of India (“Sun Pharma”) pursuant to two agreements (See “6 Sun Pharmaceutical Industries Limited” below) and Caraco-owned products (those products for which Caraco owns the Abbreviated New Drug Applications (“ANDAs”)) manufactured by Sun Pharma or other third parties. This does not include those Caraco-owned products which are manufactured at its facilities, for which the Company has temporarily ceased manufacturing and marketing, due to the enforcement actions of the FDA. The products are intended to treat a variety of disorders including but not limited to the following: hypertension, arthritis, epilepsy, diabetes, depression and pain management.

Since August 1997, Sun Pharma has contributed equity capital and had advanced us loans. In addition, among other things, Sun Pharma had acted as a guarantor on loans to Caraco, had supplied us with a substantial portion of raw materials for our products, helped us obtain machinery and equipment to enhance our production capacities at competitive prices, transferred certain generic products to us and provided us with qualified technical professionals.  Sun Pharma has also provided services as a Clinical Research Organization, (“CRO”) by performing certain bio-equivalency studies on our future potential products. Sun Pharma beneficially owns approximately 76% of the outstanding shares of the Company. (See “Current Status of the Corporation” and “Sun Pharmaceutical Industries Limited” below.)

3.           CURRENT STATUS OF THE CORPORATION

The Company has been actively working with current good manufacturing practice (“cGMP”) consultants towards the resumption of manufacturing activities at its facilities. These consultants were appointed by the Company in accordance with the previously disclosed Consent Decree, of Condemnation, Forfeiture and Permanent Injunction (“Consent Decree”), which the Company entered into with the FDA on September 29, 2009. The FDA approved the Company’s work plan on March 17, 2010, and the Company is in the process of implementing the corrective actions and remedial measures as stipulated in the work plan. On June 24, 2010, the FDA notified Caraco that its protocol for third party cGMP certification and batch certification, detailing the activities to be conducted by the cGMP consultants, was acceptable.

On June 25, 2010, the FDA released certain previously seized raw materials which had been opened solely for the purpose of sampling. In September 2010, the FDA released other seized materials, which were disposed of in September 2010, in accordance with the Consent Decree. As a result, the Company is now released from the Bond obligation under the Consent Decree. Accordingly, the Letter of Credit, in the amount of $15 million, which was issued in favor of FDA against this Bond, expired on October 9, 2010, and has not been renewed.

Caraco-owned products that are manufactured outside of the Company’s facilities are not impacted by the aforementioned FDA actions, and distribution and marketing of these products continues. The Company has also transferred certain Caraco-owned products to additional manufacturing sites that would allow the Company to regain revenues from those products. The Company has filed with the FDA supplements to ANDAs, for its approval, for some of these transferred products. However there is no assurance that such approvals will be granted.

As a result of the previously disclosed FDA actions, there has been a material adverse effect on our current operations and there may be a material adverse effect on our future operations. Under the terms of the Consent Decree, before resuming the manufacture of any product in the Company’s facilities, a number of significant steps and processes are required to be completed, and certifications and approvals from both outside experts and the FDA are to be obtained. The Company has made significant progress toward completion of this endeavor for its first set of two products, and currently believes, as previously disclosed, that it will commence manufacture of these first two products by the end of Fiscal 2011. A second set of two or three products is planned for manufacture during the third quarter of Fiscal 2012.  Accordingly, by the end of Fiscal 2012, the Company expects to be manufacturing and distributing four or five products generating insignificant annualized sales volume.   All of the Company’s prior approved products, together with the new products pending approval from the FDA, will be subject to these same processes, certification and approvals as set forth in the Consent Decree.  The Company believes that, even assuming a successful remediation process, it will take significant time before the Company reaches its previous levels of manufacturing in its facilities.  However, there is no assurance that the steps taken will be successful or result in resolution of the FDA compliance issues. We are not able at this time to estimate the cost of these actions, which will be substantial, and will include the costs of operating our manufacturing facility at volumes well below the facility’s capacity. The Consent Decree also requires the Company to abide by certain conditions and restrictions. If the Company violates any portion of Consent Decree, it could incur monetary fines and other penalties.

The Company intends to continue to augment this insignificant sales volume by the sale of Caraco owned products manufactured at third party sites and sales of distributed products, which are not impacted by the aforementioned actions of the FDA. However, any disruption in the supplies of the products manufactured by these third party sites due to cGMP or any other issues would significantly affect the revenues from such products. Further, a contract, representing a portion of distributed products manufactured by Sun Pharma, is currently scheduled to expire in January, 2011. Negotiations with Sun Pharma are currently underway for renewal and/or extension of this contract, and based on negotiations conducted to date, management is highly confident that the contract will be extended in its present form for at least one year.

During the second quarter ended September 30, 2010 and first six months of our current fiscal year (“Fiscal 2011”) ended September 30, 2010, we generated net sales of $97.8 million and $227.8 million, respectively, as compared to $78.4 million and $126.4 million, respectively, for the corresponding periods of our previous fiscal year (“Fiscal 2010”) ended September 30, 2009. During the second quarter and first six months of Fiscal 2011, sales of Caraco-owned products were $8.1 million and $11.0 million, respectively, as compared to $2.5 million and $15.6 million, respectively, during the corresponding periods of Fiscal 2010. The sales of distributed products during the second quarter and first six months of Fiscal 2011 were $89.7 million and $216.8 million, respectively, as compared to $75.9 million and $110.9 million, respectively, during the corresponding periods of Fiscal 2010. We earned a gross profit of $9.5 million and $19.0 million during the second quarter and first six months of Fiscal 2011, respectively, as compared to incurring a gross loss of $4.1 million and $7.7 million, respectively, during the corresponding periods of Fiscal 2010. We incurred pre-tax losses of $2.3 million and $0.4 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to earning pre-tax income of $10.6 and incurring a pre-tax loss of $3.9 million during the respective periods of Fiscal 2010. Pre-tax income in the second quarter of Fiscal 2011 was lower in comparison to the corresponding period of previous year mainly due to non-recurring income earned during the second quarter of Fiscal 2010, in the amount of $20.0 million, as part of an asset purchase agreement arising out of a settlement agreement entered into by the Company, partially offset by the $7.5 million reserve for seized inventory established during the second quarter of Fiscal 2010. Pre-tax loss in the first six months of Fiscal 2011 was offset primarily by increased sales of certain distributed products. The sales of such products at these levels are not expected to continue in future periods. The Company recorded an income tax benefit of $0.8 million and $0.1 million, respectively, for the second quarter and first six months of Fiscal 2011, as compared to recording income tax expense of $3.9 million in the second quarter of Fiscal 2010 and providing for an income tax benefit of $1.1 million during the first six months of Fiscal 2010. We incurred net losses of $1.5 million and $0.3 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to earning net income of $6.7 million and incurring a net loss of $2.8 million during the corresponding periods of Fiscal 2010. We generated cash from operations in the amount of $1.9 million during the first six months of Fiscal 2011, as compared to generating cash from operations in the amount of $20.3 million during the corresponding period of Fiscal 2010. At September 30, 2010, we had stockholders’ equity of $155.2 million, as compared to stockholders’ equity of $155.4 million at March 31, 2010. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information).

We filed two ANDAs relating to two products with the FDA during the first six months of Fiscal 2011. These products have been developed in partnership with other product development and manufacturing companies. We have not received FDA approval for any ANDAs since the first quarter of Fiscal 2009 and do not expect to receive any approvals for products out of our facilities until we resolve the FDA’s concerns as discussed above.  The total number of ANDAs pending approval by the FDA as of September 30, 2010 was 33 (including four tentative approvals) relating to 29 products. Out of the 33 ANDAs pending approval, 31 (including four tentative approvals) are from our Detroit, Michigan manufacturing facility and the remaining two are from the manufacturing sites of our partner companies.

4.           RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, where applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in our fiscal year which begins on April 1, 2011. Early adoption is allowed. The Company is currently evaluating the impact of the adoption of this amendment on its financial statements.

In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions (Accounting Standards Update No. 2010-17). This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in our fiscal year which begins on April 1, 2011. Early adoption is allowed. Management is currently evaluating the impact of the adoption of this amendment on the Corporation’s financial statements.

5.           COMPUTATION OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of “basic” and “diluted” per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

The basic and diluted weighted average numbers of common shares outstanding for the second quarter of Fiscal 2011, were both 39,309,216, and were both 39,200,303 for the first six months of Fiscal 2011. Correspondingly, the basic and diluted weighted average numbers of common shares outstanding for the second quarter of Fiscal 2010, were 38,723,585 and 40,468,406, respectively, and were both 38,138,937 for the first six months of Fiscal 2010.

6.           SUN PHARMACEUTICAL INDUSTRIES LIMITED

The Company has a long relationship with Sun Pharma, a Mumbai, India based specialty pharmaceutical manufacturing company. In 1997 Sun Pharma made an initial investment of $7.5 million for the purchase of 5.3 million common shares of Caraco. Currently Sun Pharma beneficially owns approximately 76% of the outstanding shares of the Company. The Company and Sun Pharma have entered into various transactions and agreements including those referenced hereunder.

Sun Pharma operates research and development centers in Mumbai and Vadodara in India, where the development work for products is performed.

Sun Pharma and its affiliates supply the Corporation with certain raw materials and formulations, assist in acquiring machinery and equipment to enhance production capacities, and have provided qualified technical professionals who work as Caraco employees.  Also, four of the current seven directors of Caraco are, or were, affiliated with Sun Pharma.

The Corporation has also obtained technical and scientific services, including bio-equivalency studies, from the Clinical Research Organization operated by Sun Pharma. The products on which the Company decides to work with Sun Pharma is determined on a case by case basis as mutually agreed upon by both companies.

During the fiscal year ended March 31, 2007 (“Fiscal 2007”), the Corporation entered into a three-year marketing agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. This agreement was renewed for a period of one year in January 2010. Under the agreement, the Corporation purchases selected product formulations offered by Sun Pharma and its affiliates and markets and distributes the same as part of the current product offerings in the U.S., its territories and possessions, including Puerto Rico. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and its affiliates and accepted by Caraco. This agreement is currently scheduled to expire in January, 2011. Negotiations with Sun Pharma are currently underway for renewal and/or extension of this contract, and based on negotiations conducted to date, management is highly confident that the contract will be extended in its present form for at least one year.

During the fiscal year ended March 31, 2008 (“Fiscal 2008”), the Corporation entered into a three-year distribution and sale agreement with Sun Pharma, which was reviewed and approved by the Board’s Independent Committee. Under this agreement the Company purchases selected formulations which have been filed under Paragraph IV certification process with the FDA by Sun Pharma and its affiliates and offered for distribution. Paragraph IV certified (“Paragraph IV”) products may face litigation challenges with respect to claims of patent infringement. Under the agreement the Company shares in the sales opportunity and shares the litigation risk. The Company is indemnified by Sun Pharma of any risk beyond the percentage agreed to as its profit percentage thereby limiting the Company’s exposure. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. The Company markets and distributes the same as part of its current product offerings in the U.S., its territories and possessions, including Puerto Rico. The license granted with respect to a product terminates upon the end of an exclusivity period of 180 days or a non-appealable court decision, or until a third generic manufacturer launches the product, whichever is later, or until a settlement is reached, at which time the product will become part of the standard Caraco-Sun Pharma marketing agreement disclosed above. The Company currently receives a gross profit margin of 8%, or such other percentages as shall be mutually agreed upon. Under the agreement, Sun Pharma and Caraco mutually indemnify each other capped by the fixed margin percentage with respect to damages from infringement. The Company has a right to return the inventory of such products to Sun Pharma if the sale of such products is not allowed by any regulatory authority and Sun Pharma does not file a timely appeal.  The Company can also return the inventory, or ask for replacements, under various conditions consistent with normal practices in the pharmaceutical industry. (See “Note 12. Litigation” for disclosure of litigation involving Paragraph IV products). The initial term of the distribution and sale agreement expires on January 29, 2011.  However, it automatically renews for consecutive one year terms unless either of the parties elects not to renew, which election requires a notice to be given at least three months prior to the expiration of the initial or such renewal term. The Company has not received any such notice and accordingly, this agreement now expires on January 29, 2012.

During the second quarter and first six months of Fiscal 2011, the Corporation made net sales of $89.7 million and $216.8 million, respectively, as compared to $75.9 million and $110.9 million, respectively  during the corresponding periods of Fiscal 2010, of the marketed products under the aforesaid agreements.

On July 10, 2009, Caraco entered into an agreement with Alkaloida Chemical Company ZRT, a Hungarian corporation (“Alkaloida”) an indirect subsidiary of Sun Pharma, pursuant to which Alkaloida will provide for certain products an exclusive, non-transferable license to Caraco to manufacture and market the products in the United States, its territories and possessions, including Puerto Rico. The license for a product is for a period of five (5) years from the commencement of marketing of the product, however, Caraco may extend the license for a further five (5) year period. Alkaloida is required to deliver the product technology for a product as soon as it is developed or available or as agreed to by Caraco and Alkaloida.

The agreement expires five years from the date of approval of the first ANDA, unless renewed or extended for consecutive one (1) year periods, however, the licenses remain valid pursuant to the terms of the agreement. Under certain conditions, the agreement may be terminated in its entirety or with respect to one or more products. The agreement is governed by and construed in accordance with the laws of the State of Michigan. The agreement was approved by Caraco’s Independent Committee. No technology for any product has been transferred under this agreement to date.

While Sun Pharma has provided substantial support to Caraco as disclosed above, there can be no assurance that such support will continue, or that the current terms and conditions will remain the same in the future.

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

For the second quarter and first six months of Fiscal 2011, the Company has recognized expenses amounting to $37,857 and $77,583, respectively, related to common stock options as compared to $49,795 and $137,578, respectively, for the corresponding periods of Fiscal 2010. As of September 30, 2010, total unrecognized compensation cost related to stock options granted was $129,889. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately three years. The Company granted 15,000 shares of restricted common stock to its Independent Directors during the first six months of Fiscal 2011, which will vest at the end of each Independent Director’s respective term. The Company amortizes the expense over the vesting period and has recognized expenses amounting to $2,164 during the second quarter and first six months of Fiscal 2011 related to these restricted stock grants.

8.           COMMON STOCK ISSUANCES

We issued 1,000 shares of common stock to our employees upon exercise of their stock options during the first six months of Fiscal 2011. The Company granted 15,000 shares of restricted common stock to its Independent Directors during the first six months of Fiscal 2011, which will vest evenly on the anniversary dates through their remaining respective terms. There were no common stock issuances to  Directors or employees during the first six months of Fiscal 2010.

During the first six months of Fiscal 2011, Sun Global converted 544,000 shares of Series B Preferred Stock into 544,000 shares of Common Stock. (See “Part II – Other Information: Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

9.           PREFERRED STOCK ISSUANCES

No shares of preferred stock were issued during the first six months of Fiscal 2011 or Fiscal 2010.

10.           SALES AND CUSTOMERS

Net sales increased during the second quarter and first six months of Fiscal 2011, in comparison to the corresponding periods of Fiscal 2010, primarily as a result of higher sales of distributed products. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter and First Six Months Fiscal 2011 Compared to Second Quarter and First Six Months Fiscal 2010.”

As is typical in the U.S. pharmaceutical industry, many of our customers are serviced through their designated wholesalers. During the second quarter and first six months of Fiscal 2011, shipments to the Company’s three largest wholesale customers, Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 22%, 13% and 34%, respectively, of the Company’s total net sales during the second quarter and 12%, 31% and 29%, respectively, of total net sales for the first six months of Fiscal 2011. During the corresponding period of Fiscal 2010, shipments to Amerisource-Bergen Corporation, McKesson Corporation and Cardinal Health, accounted for approximately 5%, 3% and 3%, respectively, of the Company’s total net sales during the second quarter of Fiscal 2010, and 7%, 6% and 5%, respectively, of total net sales for the first six months of Fiscal 2010. A part of these net sales include sales to various customers of Caraco that have underlying direct contracts with our Company that are facilitated through our wholesale customers. During the first six months of Fiscal 2011, sales to CVS Caremark Corporation were insignificant, however during the first six months of Fiscal 2010, they accounted for approximately 60% of our net sales for the period. A significant portion of the sales to CVS Caremark Corporation are a result of a contract between it and the Company entered into towards the end of Fiscal 2009. The sales contract for CVS Caremark Corporation includes special payment terms, and accordingly, collections of the related accounts receivable balance from these sales have been spread over an extended period and the remaining collections are expected to occur over the next three months.

11.           DEBT

During the fourth quarter of Fiscal 2009, the Company entered into a term loan of $18 million with RBS Citizens, N.A. d/b/a Charter One Bank (“Charter One Bank”). The loan is secured by a mortgage covering the Company’s manufacturing facility and equipment located in Detroit, Michigan. The rate of interest is calculated as LIBOR plus an applicable margin thereto (based upon various leverage levels and current applicable rate is 50 basis points). The aggregate rate applicable to the Company as of September 30, 2010 was 0.5%. The principal loan payments and accrued interest are payable on a quarterly basis beginning July 2009. The principal is to be repaid in equal quarterly installments of $900,000 for ten quarters through October 2011, and thereafter, if not renewed, the remaining balance of $9 million is due in the subsequent quarter by January 2012. Subsequently, in October 2009 the terms of the loan were modified and we entered into an amended agreement. The amendment adds to the loan a one year line of credit note for $15 million against which the Company can borrow funds for working capital purposes or can get letters of credit issued. Against this line of credit, the Bank issued an Irrevocable Standby Letter of Credit in an amount of $15 million, in favor of the United States of America, as required to be placed with the FDA in accordance with the Consent Decree, as disclosed above. On October 9, 2010 this Letter of Credit expired and was not renewed, since the Company was released from this obligation under the terms of the Consent Decree. The line of credit carries an interest rate of LIBOR plus 150 basis points, and if letters of credit are issued, the associated fees are 0.7% of such letters of credit on annualized basis. Also, there is an unused fee of 0.25% on an annualized basis to the extent the line remains idle. The outstanding term loan is cross collateralized by all of the Company’s fixed assets and cash deposit accounts held with Charter One Bank, equivalent to the amount of outstanding loans. These cash deposits earn interest at prevailing rates applicable to such money market accounts. The Company is continuing discussions with Charter One Bank to allow the release of the cash collateral. Charter One Bank has temporarily suspended the required compliance with the covenants in the loan agreements relating to FDA enforcement actions, and has suspended certain other compliance requirements until January 9, 2011. On or before such date, the Company anticipates either entering into revised agreements or repaying the loan in full.

Currently, as the loan is in technical default due to the FDA enforcement action, the entire outstanding balance has been classified as a short-term liability.

As required pursuant to the terms of the Loan Agreement, the Company has entered into an Interest Rate Swap Agreement with Charter One Bank to hedge the interest rate applicable on the loan. The notional amount for the swap is $13.5 million which will continue to amortize down as principal payments are made on the related debt. The annualized fixed rate of interest as it applies to this agreement is 2.41%. Thus as of September 30, 2010, the effective rate of interest to the Company for the term loan was 2.91% (2.41% swap rate plus applicable margin of 50 basis points). During the second quarter and first six months of Fiscal 2011 the Company made provisions of $61,000 and $133,000, respectively, to record the fair value of this swap agreement, with such amounts included in Interest expense and Accrued expenses. The fair value of this swap agreement at September 30, 2010 was ($464,000).

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

On June 9, 2005, Novo Nordisk A/S and Novo Nordisk, Inc. (“Novo Nordisk”) filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of Novo Nordisk’s Prandin® (repaglinide) drug product infringed Novo Nordisk’s U.S. Patent No. 6,677,358 (the ‘358 patent).  Novo Nordisk seeks an order from the Court which, among other things, directs the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date. The Company believes that the ‘358 patent is invalid, unenforceable and/or will not be infringed by the Company’s manufacture, use or sale of the product. The Company believes that it is the first to file an ANDA with a Paragraph IV certification for this drug product and it intends to defend this action vigorously to capitalize on the potential for obtaining 180 days exclusivity available for this product.  On May 26, 2010, the Company received correspondence from the FDA forwarding a letter sent by Sandoz Inc. to the FDA challenging the Company’s 180 day exclusivity.  The Company responded, and stated to the FDA its position regarding the 180 day exclusivity.

The Company filed a supplemental answer and counterclaim challenging Novo Nordisk’s Orange Book use code amendment to Prandin®, which caused the FDA to reject Caraco’s request to use a non-infringing generic repaglinide label. On September 25, 2009, the District Court entered an injunction requiring Novo Nordisk to correct its amended use code description for Prandin® on the ground that it does not accurately characterize the referenced method patent.  Novo Nordisk then appealed and that injunction was vacated by the Federal Circuit Court of Appeals. The Company’s petition for rehearing by the panel and rehearing en banc were denied.  As a result, Caraco is seeking approval for a label that would infringe the ‘358 patent. The trial regarding the validity and unenforceability of the patent concluded on August 11, 2010. The parties are currently engaged in post trial briefing as requested by the Court.

On September 22, 2004, Ortho-McNeil Pharmaceutical, Inc. filed a complaint in the United States District Court for the Eastern District of Michigan alleging that the Company’s filing of an ANDA seeking approval to market its generic version of its Ultracet® brand tramadol/acetaminophen drug product infringed its patent, which expires on September 6, 2011 (the plaintiff’s rights in this lawsuit would be assigned to Ortho-McNeil Janssen Pharmaceuticals, Inc. effective December 31, 2007, and for purposes herein plaintiff will simply be referred to as “Ortho-McNeil”). Ortho-McNeil sought an order from the district court which, among other things, directed the FDA not to approve the Company’s ANDA any earlier than the claimed expiration date.  The ANDA filed by the Company contains a Paragraph IV Certification challenging the Ortho-McNeil patent. The Company asserted that the Ortho-McNeil patent is invalid and/or will not be infringed by the Company’s manufacture, use or sale of the product.  On October 19, 2005, the Company’s motion for summary judgment was granted. On January 19, 2007, the Court of Appeals affirmed the lower court’s decision.

Additionally, the United States Patent and Trademark Office approved Ortho-McNeil’s request for a reissue patent. Although the district court had determined that the Company does not infringe Ortho-McNeil’s original patent, on July 31, 2006, Ortho-McNeil filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company’s generic version of Ultracet® brand tramadol/acetaminophen drug product infringes its reissue patent. On April 17, 2008, the Company’s motion for summary judgment that the asserted claims of the reissue patent were obvious and therefore invalid as a matter of law was granted.  On August 26, 2009, the Court of Appeals reversed a portion of that ruling.  Although the Court did find that a portion of the patent was not valid, it remanded the litigation back to the lower court for further proceedings.  The Company subsequently filed a combined petition for a panel rehearing and a rehearing en banc.  That combined petition was denied, and the case was remanded back to the Court for further proceedings. On September 17, 2010, the parties entered into a Consent Judgment to settle the lawsuit and have the case dismissed with prejudice.  As a part of the settlement, the Company resolved the claims of infringement by Ortho-McNeil and obtained a license to sell the product during the term of the patent.

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

Additionally, Sun Pharma and Wyeth are involved in a separate Paragraph IV product lawsuit in the United States District Court for the District of New Jersey, regarding the validity of the patents in Wyeth’s Protonix® (pantoprazole) product.  On April 23, 2010, a Jury in the New Jersey patent lawsuit returned a verdict that the patent at issue is not invalid. The Court reserved decision on the issue of the effect to be given to the Jury’s determinations regarding obviousness type double patenting defenses, which Sun Pharma has argued, is to be decided by the Court. In the event of a Jury award of damages against Sun Pharma for patent infringement, Caraco’s obligation to Sun Pharma for its portion of any such award is capped at its fixed margin percentage, in accordance with the terms of the distribution and sale agreement with Sun Pharma. As a result of the ongoing patent case in the United States District Court for the District of New Jersey, on May 6, 2010, Wyeth, Sun Pharma and the Company filed a Joint Motion to Hold Case in Abeyance with the Sixth Circuit Court of Appeals regarding the alleged false and misleading statements in the package insert (as discussed above). On May 6, 2010, the Court agreed to hold Wyeth’s appeal of that case in abeyance.

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

In June 2009, Sun Pharma, the Company and Sanofi-Aventis agreed to a settlement agreement and a license agreement pursuant to which Sun Pharma and the Company are authorized to market, sell and distribute an oxaliplatin product in the United States under certain conditions.  The Court has since confirmed the entry and enforceability of the settlement agreement and license agreement.  In January of 2010, the Company began selling Sun Pharma’s FDA-approved generic oxaliplatin product in the United States market, serving as Sun Pharma’s distributor.

In March 2010, Sanofi-Aventis announced settlements with all of the other defendants in the pending patent action.  Those defendants agreed to stop selling their respective generic oxaliplatin products as of June 30, 2010.  Sanofi-Aventis thereafter asserted that Sun Pharma and the Company must also cease selling the generic oxaliplatin product as of June 30, 2010, pursuant to the terms of the license agreement.  Sun Pharma and the Company dispute that the license agreement requires Sun Pharma and the Company to stop selling.  On April 22, 2010, Sanofi-Aventis obtained a Court judgment which required Sun Pharma and the Company to cease selling generic oxaliplatin from June 30, 2010 until either August 9, 2012 or on occurrence of any event that triggers permission of sales under the license agreement. Sun Pharma and the Company have appealed the Court’s order, and that appeal remains pending. On May 20, 2010, Sun Pharma and the Company filed a motion to stay, during the appeal, the injunction that requires Sun Pharma and the Company to cease selling.  The court denied that motion.  On June 30, 2010, the Company ceased selling Sun Pharma’s oxaliplatin product in the United States market, pending the appeal.

As previously disclosed, on June 25, 2009, at the direction of the FDA, the U.S. Marshal Service arrived and seized drug products manufactured, work in process materials, and ingredients held, at the Company’s Michigan facilities. The office of the United States Attorney, on behalf of the FDA and Department of Justice, filed a Warrant for Arrest In Rem to seize certain materials at the Company’s Michigan facilities in the United States District Court for the Eastern District of Michigan.  A Complaint for forfeiture of those materials was filed with the court by the FDA, which alleged that the drug products and materials are adulterated, in that the methods used in, and the facilities and controls used for, their manufacture, processing, packing and holding do not conform to cGMP requirements, as further discussed below (see FDA Compliance), all of the seized materials have either been returned to the Company or destroyed. Also as previously disclosed, on September 29, 2009, the Company voluntarily entered into a Consent Decree with the FDA, which provides a series of measures that, when satisfied, will permit the Company to resume manufacturing and distributing products from its facilities.  Nothing in the Consent Decree prohibits the Company from distributing FDA approved drug products that are manufactured by third parties.

On July 17, 2009 and July 23, 2009, two purported class action lawsuits were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its executive officers. The lawsuits allege securities violations related to the Company’s public statements on FDA compliance issues made between May 29, 2008 and June 25, 2009.  On November 9, 2009, a Stipulation and Order of Dismissal was entered by the Court dismissing one of the two cases, effectively consolidating the cases.  The plaintiffs subsequently filed a consolidated and amended complaint, which also names Sun Pharma as an additional defendant.  The defendants filed a Motion to Dismiss, which was argued before the Court on August 26, 2010.  On October 21, 2010, the Court denied the Motion to Dismiss, except as to one count against Sun Pharma.

On September 29, 2009, Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (“Taro”) filed suit against Caraco and Sun Pharma and certain of its affiliates in the United States District Court for the Southern District of New York. The complaint, as it pertains to Caraco, alleges, inter alia, unfair competition, tortuous interference with business relationships, and unjust enrichment.  The complaint also sought to enjoin Sun Pharma’s tender offer for Taro Pharmaceuticals Industries Ltd. based on violations of the Williams Act.  On July 13, 2010, the Court dismissed Taro’s Williams Act claim.  The Court also ruled that it does not have jurisdiction to hear the state law claims against Caraco. On July 27, 2010, Taro filed a motion: (1) for leave to file an amended complaint with regard to the state law claims against Caraco; and (2) entry of a final judgment in the Williams Act claim regarding the tender offer in order to permit an immediate appeal.  Subsequently, on October 1, 2010, the Court entered a stipulation of dismissal from Taro to dismiss the lawsuit without prejudice.

The Company is also currently involved, and from time to time becomes involved, in certain other legal proceedings relating to the conduct of its business, including those pertaining to product liability, contract and employment claims. With respect to employee claims the Company is currently involved in one employment lawsuit, which however, involves multiple plaintiffs. The Company carries employment practices liability insurance. With respect to product liability claims, we are currently involved in a total of 14 cases, 12 of which involve products alleged to have been manufactured by the Company.  The Company carries product liability insurance in an amount it believes is sufficient for its needs. The Company is also a defendant in two product liability cases, where it is alleged that the Company distributed a product manufactured by another party.  In those instances, the Company is contractually indemnified by the product manufacturer.  While the outcome of any of such proceedings cannot be accurately predicted, the Company does not believe that the ultimate resolution of any of these existing proceedings will have a material adverse effect on the Company’s financial condition or liquidity

13.           INVENTORIES

Inventories consist of the following amounts:

	September 30, 2010	March 31, 2010
Raw materials	$9,569,314	$14,545,370

Goods in transit (Distributed)	10,704,697	28,406,006

Finished goods (Caraco- Owned)	4,446,467	4,460,252

Finished goods (Distributed)	63,705,474	55,771,222

Total Inventories	$88,425,952	$103,182,850

Total inventories at September 30, 2010 and March 31, 2010 includes materials purchased in the amount of $1,110,811 and $2,249,878, respectively, related to products for which the Company has filed ANDAs that are awaiting approval from the FDA, and the commercial launch of such products will commence once the approvals are received. We do not expect to receive any approvals for products out of our facilities until we resolve the FDA’s concerns as discussed above.

As disclosed above, certain drug products manufactured, work in process, and ingredients held, at the Company’s facilities were seized at the direction of the FDA. The estimated cost of such seized inventory was $24.0 million. As stipulated in the Consent Decree, the Company attempted to have the seized inventory released. The Company believed that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which was $8.1 million, all other seized inventory would be difficult to recondition. Accordingly, the Company had written off all other seized inventory in the amount of $15.9 million during Fiscal 2010. In accordance with the Consent Decree, on June 25, 2010, the FDA released the raw materials which were opened solely for the purpose of sampling. Subsequently, in September 2010, the FDA released all other seized materials, which were thereafter disposed of by the Company, in accordance with the Consent Decree.

14.           INCOME TAXES

The benefit for income taxes is as follows:

	Six Months Ended
	Sept. 30, 2010	Sept. 30, 2009

Current	$(1,490,826)	$5,820,451

Deferred	1,377,962	(7,120,707)

Total	$(112,864)	$(1,300,256)

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing the difference for the first six months of Fiscal 2011 and Fiscal 2010, respectively, are as follows:

	Six Months Ended
	Sept. 30, 2010	Sept. 30, 2009

Benefit for income taxes at federal statutory rate	$(143,819)	$(1,349,169)

Permanent items and other	30,955	48,913

Income taxes	$(112,864)	$(1,300,256)

Deferred taxes consist of the following:

	Sept. 30, 2010	March 31, 2010
Deferred tax assets:

Net operating loss carryforwards	$664,693	$797,631

Intangibles	22,878,158	24,079,523

Other	566,130	519,554

Total deferred tax assets	$24,108,981	$25,396,708

Deferred tax liabilities:

Depreciation	$3,390,534	$3,298,097

Total deferred tax liabilities	$3,390,534	$3,298,097

Net deferred tax assets	$20,718,447	$22,098,611

15.           SEGMENT INFORMATION

The Company operates in two reportable segments consisting of (1) Caraco-owned products (those products for which Caraco owns the ANDAs) and (2) those products distributed under various agreements with Sun Pharma and its affiliates. The sales and gross profits earned on these categories of products are as follows:

Fiscal 2011:	Quarter Ended September 30, 2010		Six Months Ended September 30, 2010

Category	Net Sales	Gross Profit	Net Sales	Gross (Loss) Profit

Caraco-Owned Products	$8,107,850	$1,191,996	$10,998,744	$(509,373)
Distributed Products	89,681,996	8,304,102	216,819,862	19,546,517
Total	$97,789,846	$9,496,098	$227,818,606	$19,037,144

Fiscal 2010:	Quarter Ended September 30, 2009		Six Months Ended September 30, 2009

Category	Net Sales	Gross (Loss) Profit	Net Sales	Gross (Loss) Profit

Caraco-Owned Products	$2,492,443	$(10,650,146)	$15,573,630	$(17,542,360)
Distributed Products	75,883,452	6,511,859	110,872,281	9,794,505
Total	$78,375,895	$(4,138,287)	$126,445,911	$(7,747,855)

16.           SUBSEQUENT EVENTS

Mr. GP. Singh Sachdeva assumed the position of Chief Executive Officer following the resignation of Mr. Jitendra N. Doshi as interim Chief Executive Officer and as a Director, effective November 1, 2010.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our financial statements included in our Annual Report. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates include, but are not limited to, provisions for estimated customer returns, discounts, rebates and other price adjustments, including customer chargebacks, valuation allowances for deferred tax assets, valuation of overhead components in inventory and the inventory reserves. Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

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

The Company makes sales of products under various marketing and distribution agreements. The Company recognizes revenue from such sales in accordance with ASC Topic 605-45, “Principal Agent Considerations”. The Company has evaluated the various indicators described under ASC Topic 605-45 and has determined that such revenues should be considered on a gross reporting basis. The factors include the following, which led the Company in making such determination: (1) the title of the goods have been transferred to the Company and the Company assumes all general inventory risks; (2) the Company is the primary obligor in the arrangement. The Company is responsible for the sales process, pricing, marketing and delivery of the products; and (3) the Company is responsible for the collection of receivables and will have to account for bad debt losses if any occur.

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

Gross Sales and Related Allowances

Our gross sales for the second quarter and first six months of Fiscal 2011 were $175.0 million and $376.7 million, respectively, as compared to $131.5 million and $213.8 million, respectively, for the corresponding periods of Fiscal 2010. Sales allowances, which include chargebacks, returns, discounts, other customary customer deductions and other sales costs, constituted approximately 44% and 40% of gross sales, respectively, for the second quarter and first six months of Fiscal 2011 as compared to 40% and 41% of gross sales, respectively, for the corresponding periods of Fiscal 2010. Net sales for the second quarter and first six months of Fiscal 2011 were $97.8 million and $227.8 million, respectively, as compared to $78.4 million and $126.4 million, respectively, for the corresponding periods of Fiscal 2010.

The following is a roll forward of the provisions for chargebacks, shelf stock adjustments, returns and allowances and estimated doubtful account allowances during Fiscal 2010 and the first six months of Fiscal 2011:

					($ in Thousands)

	Balances at beginning of period	Allowances charged to Gross Sales		Credits taken by customers	Balance at the end of period
		Current Period	Prior Period
For all of Fiscal 2010

Chargebacks, rebates & shelf stock adjustments	$50,028	$203,145	-0-	$188,365	$64,808

Returns and other allowances	6,555	16,016	-0-	15,104	7,467

Doubtful Accounts	78	53	-0-	-0-	131

For the first six months of Fiscal 2011

Chargebacks, rebates & shelf stock adjustments	$64,808	$139,089	-0-	$152,675	$51,222

Returns and other allowances	7,467	9,793	-0-	11,552	5,708

Doubtful Accounts	131	-0-	-0-	-0-	131

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

Based on the definition and characteristics of an asset, set forth in paragraphs 25 and 26 of Statement of Financial Accounting Concepts No. 6 – Elements of Financial Statements issued by the FASB, the Company did not capitalize the technology formulas transferred, as the probability of the future economic benefit to be derived from such formulations was uncertain at the time of technology transfer.

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

Intangible Assets

During Fiscal 2009 the Company made cash payments in the amount of $1,456,000 for the purchase of certain assets which included brand products, associated New Drug Applications (“NDAs”) and trademarks and establishment fees for these products. These assets are recorded as intangible assets in the Company’s balance sheet at September 30, 2010. These intangible assets are being amortized equally over a period of 15 years, the period during which the Company expects to receive economic benefits from these intangible assets. The Company recorded $49,000 in amortization expense in each of the first six-month periods of Fiscal 2011 and Fiscal 2010. The total accumulated amortization related to these intangible assets is $218,000 as of September 30, 2010.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable for the differences that are expected to affect taxable income. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We had net deferred tax assets of $20.7 million and $22.1 million at September 30, 2010 and March 31, 2010, respectively. Valuation allowances are provided when based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded an income tax benefit of $0.8 million and $0.1 million for the second quarter and first six months of Fiscal 2011, respectively, as compared to income tax expense of  $3.9 million and an income tax benefit of $1.1 million during the second quarter and first six months of Fiscal 2010, respectively. The income tax benefit for the first six months of Fiscal 2010 was predominantly due to losses incurred as a result of FDA actions including the seizure of inventory for which a reserve had been created. We have not provided for any valuation allowance as of September 30, 2010 or March 31, 2010. Based upon the level of projected future taxable income over the periods in which these deferred assets are deductible, the Company expects that it is more likely than not that it will realize the benefit of these temporary differences. As of September 30, 2010, we had federal NOLs of approximately $1.9 million, which are restricted by limitations of Internal Revenue Code Section 382, available to reduce future taxable income.  The NOLs will expire between 2010 and 2012.

The Company adopted the provisions of ASC 740 dealing with Accounting for Uncertainty in Income Taxes at the beginning of Fiscal 2008. The Company had determined that no adjustments for unrecognized tax benefits were necessary as a result of this adoption. There are no unrecognized tax benefits present at September 30, 2010.

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

Inventory

We value inventories at the lower of cost or market. We determine the cost of raw materials, work in process and finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete and inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. Materials acquired solely for research and development (“R&D”) are written off in the year of acquisition. Inventory includes material purchased related to products for which the Company has filed ANDAs with the FDA and the commercial launch of such products will commence once the approvals are received. Total inventories at September 30, 2010 and March 31, 2010 include materials purchased in the amount of $1,110,811 and $2,249,878, respectively, related to products for which the Company has filed ANDAs that are awaiting approval from the FDA, and the commercial launch of such products will commence once the approvals are received. We do not expect to receive any approvals for products out of our facilities until we resolve the FDA’s concerns as discussed above. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required. We must also make estimates about the amount of manufacturing overhead to allocate to our finished goods and work in process inventories. Although the manufacturing process is generally similar for our products, we must make judgments as to the portion of costs to allocate to purchased product, work in process and finished goods, and such allocations can vary based upon the composition of these components and the fact that each product produced does not necessarily require the same amount of time or effort for the same production step. Accordingly, the assumptions we make can impact the value of reported inventories and cost of sales.

As disclosed above, certain drug products manufactured, work in process, and ingredients held, at the Company’s facilities were seized at the direction of the FDA. The estimated cost of such seized inventory was $24.0 million. As stipulated in the Consent Decree, the Company attempted to have the seized inventory released. The Company believed that, except for the raw materials which were opened solely for the purpose of sampling, the estimated value of which was $8.1 million, all other seized inventory would be difficult to recondition. Accordingly, the Company had written off all other seized inventory in the amount of $15.9 million during Fiscal 2010. In accordance with the Consent Decree, on June 25, 2010, the FDA released the raw materials which were opened solely for the purpose of sampling. Subsequently, in September 2010, the FDA released all other seized materials, which were thereafter disposed of by the Company, in accordance with the Consent Decree.

OVERVIEW

The Company has been actively working with cGMP consultants towards the resumption of manufacturing activities at its facilities. These consultants were appointed by the Company in accordance with the Consent Decree. The FDA approved the Company’s work plan on March 17, 2010, and the Company is in the process of implementing the corrective actions and remedial measures as stipulated in the work plan. On June 24, 2010, the FDA notified Caraco that its protocol for third party cGMP certification and batch certification, detailing the activities to be conducted by the cGMP consultants, was acceptable.

On June 25, 2010, the FDA released certain previously seized raw materials which had been opened solely for the purpose of sampling. In September 2010, the FDA released other seized materials, which were disposed of in September 2010, in accordance with the Consent Decree. As a result, the Company is now released from the Bond obligation under the Consent Decree. Accordingly, the Letter of Credit in the amount of $15 million, which was issued in favor of FDA against this Bond, expired on October 9, 2010, and has not been renewed.

Caraco-owned products that are manufactured outside of the Company’s facilities are not impacted by the aforementioned actions of the FDA, and distribution and marketing of these products continues. The Company has also transferred certain Caraco-owned products to additional manufacturing sites that would allow the Company to regain revenues from those products. The Company has filed with the FDA supplements to ANDAs, for its approval, for some of these transferred products. There is no assurance that such approvals will be granted.

As a result of the previously disclosed FDA actions, there has been a material adverse effect on our current operations and there may be a material adverse effect on our future operations. Under the terms of the Consent Decree, before resuming the manufacture of any product in the Company’s facilities, a number of significant steps and processes are required to be completed, and certifications and approvals from both outside experts and the FDA are to be obtained. The Company has made significant progress toward completion of this endeavor for its first set of two products, and currently believes, as previously disclosed, that it will commence manufacture of these first two products by the end of Fiscal 2011. A second set of two or three products is planned for manufacture during the third quarter of Fiscal 2012.  Accordingly, by the end of Fiscal 2012, the Company expects to be manufacturing and distributing four or five products generating insignificant annualized sales volume.   All of the Company’s prior approved products, together with the new products pending approval from the FDA, will be subject to these same processes, certification and approvals as set forth in the Consent Decree.  The Company believes that, even assuming a successful remediation process, it will take significant time before the Company reaches its previous levels of manufacturing in its facilities. However, there is no assurance that the steps taken will be successful or result in resolution of the FDA compliance issues. We are not able at this time to estimate the cost of these actions, which will be substantial, and will include the costs of operating our manufacturing facility at volumes well below the facility’s capacity. The Consent Decree also requires the Company to abide by certain conditions and restrictions. If the Company violates any portion of the Consent Decree, it could incur monetary fines and other penalties.

The Company intends to continue to augment this insignificant sales volume by the sale of Caraco owned products manufactured at third party sites and sales of distributed products, which are not impacted by the aforementioned actions of the FDA. However, any disruption in the supplies of the products manufactured by these third party sites due to cGMP or any other issues would significantly affect the revenues from such products. Further, a contract, representing a portion of distributed products manufactured by Sun Pharma, is currently scheduled to expire in January, 2011. Negotiations with Sun Pharma are currently underway for renewal and/or extension of this contract, and based on negotiations conducted to date, management is highly confident that the contract will be extended in its present form for at least one year.

During the second quarter ended September 30, 2010 and first six months of our current fiscal year (“Fiscal 2011”) ended September 30, 2010, we generated net sales of $97.8 million and $227.8 million, respectively, as compared to $78.4 million and $126.4 million, respectively, for the corresponding periods of our previous fiscal year (“Fiscal 2010”) ended September 30, 2009. During the second quarter and first six months of Fiscal 2011, sales of Caraco-owned products were $8.1 million and $11.0 million, respectively, as compared to $2.5 million and $15.6 million, respectively, during the corresponding periods of Fiscal 2010. The sales of distributed products during the second quarter and first six months of Fiscal 2011 were $89.7 million and $216.8 million, respectively, as compared to $75.9 million and $110.9 million, respectively, during the corresponding periods of Fiscal 2010. We earned a gross profit of $9.5 million and $19.0 million during the second quarter and first six months of Fiscal 2011, respectively, as compared to incurring a gross loss of $4.1 million and $7.7 million, respectively, during the corresponding periods of Fiscal 2010. We incurred pre-tax losses of $2.3 million and $0.4 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to earning pre-tax income of $10.6 and incurring a pre-tax loss of $3.9 million during the respective periods of Fiscal 2010. Pre-tax income in the second quarter of Fiscal 2011 in comparison to the corresponding period of the previous year was lower mainly due to non-recurring income earned during the second quarter of Fiscal 2010, in the amount of $20.0 million, as part of an asset purchase agreement arising out of a settlement agreement entered into by the Company, partially offset by the $7.5 million reserve for seized inventory established during the second quarter of Fiscal 2010. Pre-tax loss in the first six months of Fiscal 2011 was offset primarily by increased sales of certain distributed products. The sales of such products at these levels are not expected to continue in future periods. The Company recorded an income tax benefit of $0.8 million and $0.1 million, respectively, for the second quarter and first six months of Fiscal 2011, as compared to recording income tax expense of $3.9 million in the second quarter of Fiscal 2010 and providing for an income tax benefit of $1.1 million during the first six months of Fiscal 2010. We incurred net losses of $1.5 million and $0.3 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to earning net income of $6.7 million and incurring a net loss of $2.8 million during the corresponding periods of Fiscal 2010. We generated cash from operations in the amount of $1.9 million during the first six months of Fiscal 2011, as compared to generating cash from operations in the amount of $20.3 million during the corresponding period of Fiscal 2010. At September 30, 2010, we had stockholders’ equity of $155.2 million, as compared to stockholders’ equity of $155.4 million at March 31, 2010. (See “Second Quarter and First Six Months Fiscal 2011 Compared to Second Quarter and First Six Months Fiscal 2010” below for further information).

We filed two ANDAs relating to two products with the FDA during the first six months of Fiscal 2011. These products have been developed in partnership with other product development and manufacturing companies. We have not received FDA approval for any ANDAs since the first quarter of Fiscal 2009 and do not expect to receive any approvals for products out of our facilities until we resolve the FDA’s concerns as discussed above.  The total number of ANDAs pending approval by the FDA as of September 30, 2010 was 33 (including four tentative approvals) relating to 29 products. Out of the 33 ANDAs pending approval, 31 (including four tentative approvals) are out of our Michigan facilities and the remaining two are from our third party developer’s facilities.

FDA COMPLIANCE

As previously disclosed the Company received a warning letter from the Detroit District of the FDA in October 2008, for its manufacturing facility in Detroit, Michigan, to which the Company responded and the Detroit District acknowledged our response on December 22, 2008. The FDA commenced an inspection as a follow-up to the October 2008 warning letter from March 11, 2009 to May 12, 2009. The FDA investigators provided the Company with a list of their observations on FDA Form 483. The FDA’s inspection found unresolved violations of cGMP requirements as previously disclosed in our SEC filing on Form 10-K filed June 15, 2009. The Company provided a written response to these observations on June 19, 2009. As previously disclosed on June 25, 2009, at the request of the FDA, drug products manufactured in our facilities were seized. The seizure also included ingredients held at these same facilities as well as work in process. Products distributed by Caraco that are manufactured outside of these facilities were not impacted. In its complaint relating to its seizure, the FDA stated, among other things, that the May 12, 2009 inspection and the Company’s written response thereto revealed continuing significant cGMP violations.  The FDA also stated that the drug products are adulterated in that the methods used in, and the facilities and controls used for, their manufacture, processing, packing, and/or holding do not conform to and are not operated and administered in conformity with cGMP requirements.   As a result of the FDA action, we voluntarily ceased manufacturing operations and instituted an indefinite reduction in our workforce of approximately 430 employees in two phases.  The Company has subsequently started recalling some of these employees in conjunction with its efforts to restart its manufacturing activities. This FDA action has resulted and will result in a material adverse effect on our current and near term operations.

On September 29, 2009, Caraco voluntarily entered into a Consent Decree with the FDA regarding the Company’s drug manufacturing operations. The Consent Decree provides a series of measures that, when satisfied, will permit Caraco to resume manufacturing and distributing those products that are manufactured in its facilities. The Company is working expeditiously to satisfy the requirements of the Consent Decree and has retained independent cGMP consultants for review of the Company’s operations and to facilitate a successful result. The Company in accordance with the Consent Decree has submitted a work plan to the FDA in October 2009 for remedial actions leading to resumption of its manufacturing operations. The FDA approved the Company’s work plan on March 17, 2010 after reviewing and suggesting certain modifications. The Company is in the process of implementing the corrective actions and remedial measures as stipulated in the work plan. We intend to continue to work with the FDA to resolve its concerns as effectively and expeditiously as possible. Remediation activities are ongoing with the full knowledge of the cGMP consultants. A protocol for third party certification was submitted to the FDA on May 5, 2010.  This protocol details the activities to be conducted by the cGMP consultants. On June 24, 2010, the FDA notified Caraco that the protocol was acceptable.

Under terms of the Consent Decree, Caraco’s cessation of manufacturing operations will continue until it receives written notification from independent experts and the FDA that it is in compliance with the Consent Decree and regulations and can resume operations. Caraco-owned products that are manufactured outside of these facilities are not impacted and distribution and marketing of these products continues.

Under the terms of the Consent Decree, before resuming the manufacture of any product in the Company’s facilities, a number of significant steps and processes are required to be completed, and certifications and approvals from both outside experts and the FDA are to be obtained. The Company has made significant progress toward completion of this endeavor for its first set of two products, and currently believes, as previously disclosed, that it will commence manufacture of these first two products by the end of Fiscal 2011. A second set of two or three products is planned for manufacture during the third quarter of Fiscal 2012.  Accordingly, by the end of Fiscal 2012, the Company expects to be manufacturing and distributing four or five products generating insignificant annualized sales volume.   All of the Company’s prior approved products, together with the new products pending approval from the FDA, will be subject to these same processes, certification and approvals as set forth in the Consent Decree.  The Company believes that, even assuming a successful remediation process, it will take significant time before the Company reaches its previous levels of manufacturing in its  facilities. However, there is no assurance that the steps taken will be successful or result in resolution of the FDA compliance issues.

We have not received FDA approvals for any of our ANDAs since the first quarter of Fiscal 2009. It is unlikely that we will receive any approvals for product out of our facilities until the FDA reviews our remediation response and makes a determination of our status. Further, as stated above, the Company will also require approvals from the FDA for its previously approved ANDAs, as set forth in the Consent Decree.

In accordance with the Consent Decree, we have also provided third party certification to the FDA and requested the release of raw materials which were opened solely for the purpose of sampling. On June 18, 2010, the FDA accepted the raw material certification and had instructed that these materials be released “with the understanding that a defined portion will be destroyed and the remainder will be available for use.” Except for the portion which was to be destroyed, approximating $0.3 million, the remainders of these materials, approximating $7.8 million, were released on June 25, 2010. Subsequently in September 2010, all other seized materials (drug products manufactured in our  facilities, ingredients including the portion of raw materials amounting to $0.3 million, as mentioned above, and work in process) were released by the FDA and all such materials were disposed of by September 24, 2010 under the supervision of the FDA, in accordance with the Consent Decree.

Second Quarter and First Six Months Fiscal 2011 Compared to Second Quarter and First Six Months Fiscal 2010

Net Sales.  Net sales for the second quarter and first six months of Fiscal 2011, ended September 30, 2010, were $97.8 million and $227.8 million, respectively, as compared to $78.4 million and $126.4 million, respectively, for the comparable periods of Fiscal 2010, reflecting increases of 25% and 80%, respectively. Net sales increased during the second quarter and first six months of Fiscal 2011, in comparison to the corresponding periods of Fiscal 2010, primarily as a result of higher sales of distributed products. Net sales for distributed products were $89.7 million and $216.8 million, respectively, for the second quarter and first six months of Fiscal 2011, as compared to $75.9 million and $110.9 million, respectively, for the corresponding periods of Fiscal 2010. The sales of distributed products were higher in the second quarter and first six months of Fiscal 2011, as compared to corresponding periods last year, primarily due to increased sales of Paragraph IV products, particularly sales of certain Paragraph IV products which were launched by the Company during the fourth quarter of Fiscal 2010 under the distribution and sale agreement with Sun Pharma. The sales of such products at these levels are not expected to continue in future periods. (See “Note 12. Litigation” for disclosure of litigation involving Paragraph IV products). Net sales for Caraco-owned products were $8.1 million and $11.0 million, respectively, for the second quarter and first six months of Fiscal 2011, as compared to $2.5 million and $15.6 million, respectively, for the corresponding periods of Fiscal 2010. The increase in the second quarter was primarily due to the sale of certain Caraco-owned products which were acquired as part of the asset purchase agreement with Forest Laboratories, Inc. (“Forest”)  as previously disclosed. Sales of Caraco-owned products during first six months of Fiscal 2011 were lower than those during corresponding period of Fiscal 2010 as we have stopped marketing, effective June 25, 2009, all the products which were being manufactured out of our facilities on account of the FDA actions, as previously discussed, offset in part by higher sales of certain Caraco-owned products which were acquired as part of an asset purchase agreement with Forest which the Company started selling during Fiscal 2010. We were manufacturing and marketing all except two of our approved products, as of June 25, 2009. However, as a result of action taken by the FDA, we have ceased manufacturing operations of the products which we manufacture at our facilities located in the state of Michigan. We continue to have sales of Caraco-owned products that are manufactured outside of the Company by other manufacturers including Sun Pharma.

Gross Profit.  We earned gross profit of $9.5 million and $19.0 million, respectively, in the second quarter and first six months of Fiscal 2011, as compared to incurring a gross loss of $4.1 million and $7.7 million, respectively, during the second quarter and first six months of Fiscal 2010. The gross profit in the second quarter and first six months of Fiscal 2011 is higher due to the higher level of sales. Also the gross loss in the second quarter and first six months of Fiscal 2010 was, in large part, due to reserves in the amount of $7.5 million and $15.9 million, respectively, which we had provided on the inventory seized by the FDA. As disclosed above, due to the actions of the FDA, all shipments of products which were being manufactured at the Company’s facilities have ceased effective June 25, 2009, which has led to diminished sales of Caraco-owned products.

The gross profit margin for the second quarter and first six months of Fiscal 2011, as a percentage of net sales, increased to 10% and 8%, respectively, as compared to (5%) and (6%), respectively, during the corresponding periods of Fiscal 2010. As disclosed above, we had created reserves in the amount of $7.5 million and $15.9 million, respectively, during the second quarter and first six months of Fiscal 2010 for the inventory seized by the FDA. Excluding the impact of the inventory reserve, the gross profit margins in the second quarter and first six months of Fiscal 2010 were 4% and 6%, respectively.

The gross profit margin on distributed products was 9% for both the second quarter and first six months of Fiscal 2011, in line with each of the comparable periods of Fiscal 2010. The gross profit margin for Caraco-owned products was 15% and (5%), respectively, for the second quarter and first six months of Fiscal 2011, as compared to (427%) and (113%), respectively, for the corresponding periods of Fiscal 2010. Excluding the impact of the inventory reserve, the gross profit margin in the second quarter and first six months of Fiscal 2010 was (126%) and (10%), respectively. Caraco-owned product margins have increased in the second quarter primarily due to higher sales of certain Caraco-owned products which were acquired as part of the asset purchase agreement with Forest. During the first six months of Fiscal 2011, we wrote off certain seized inventories of approximately $0.3 million as per the undertaking given to the FDA for getting the release of raw material drums which were opened solely for the purpose of sampling. Overall gross profit margins on Caraco-owned products are low due to high absorption of overheads in relation to the lower levels of sales. During the first six months of Fiscal 2011 and Fiscal 2010 our overheads were $5.9 million and $9.4 million. As disclosed above, due to the actions of the FDA, all shipments of products which were being manufactured at the Company’s facilities have ceased effective June 25, 2009, which has led to diminished sales of Caraco-owned products. However the Company continues to incur costs to maintain such facilities and to facilitate the resumption of manufacturing operations. The sales and related gross profits generated from the distribution and sale agreement dated January 29, 2008 and the marketing agreement dated January 19, 2007 (see Note 6 - Sun Pharmaceutical Industries Limited) are recognized under distributed products which we segregate from sales of Caraco-owned products and are accordingly disclosed in Note 15 of Notes to Financial statements under Segment Reporting.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses during the second quarter and first six months of Fiscal 2011 were $8.0 million and $13.8 million, respectively, as compared to $6.8 million and $10.5 million, respectively, during the corresponding periods of Fiscal 2010, representing increases of 17% and 32%, respectively. SG&A expenses were higher during Fiscal 2011 as the Company recorded additional expenses primarily related to professional consultation fees pertaining to FDA issues and royalties related to certain Caraco-owned products which were acquired as part of the asset purchase agreement with Forest, as previously disclosed  SG&A expenses, as a percentage of net sales decreased to 8% and 6%, respectively, for the second quarter and first six months of Fiscal 2011, as compared to 9% and 8%, respectively, for the corresponding periods of Fiscal 2010. The lower percentage of SG&A is mainly due to the higher sales in the current year periods versus the corresponding periods last year.

Research and Development Expenses.  Total R&D expenses incurred for the second quarter and first six months of Fiscal 2011 were $4.0 million and $6.1 million, respectively, as compared to $(1.5) million and $5.6 million, respectively, during the corresponding periods of Fiscal 2010. The R&D expenses during second quarter of Fiscal 2011 were higher as the Company incurred certain expenses related to filing ANDA supplements for certain products with the FDA, which, if approved, will allow them to be manufactured at alternate sites. The R&D expenses during the second quarter of Fiscal 2010 were lower, as we were reimbursed a certain amount relating to certain product litigation costs as part of a settlement agreement, as previously disclosed. R&D expenses have decreased since the Company ceased manufacturing operations, due to the focus of the Company on FDA remediation.

Net Other Income (Expense). We earned net other income of $0.2 million and $0.5 million during the second quarter and first six months of Fiscal 2011, as compared to net other income of $33 thousand and incurring net other expense of $0.1 million during the corresponding periods of Fiscal 2010.

Income Taxes.  We recorded income tax benefits of $0.8 million and $0.1 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to recording income tax expense of $3.9 million and providing for an income tax benefit of $1.1 million during the corresponding periods of Fiscal 2010.

Results of Operations. We incurred pre-tax losses of $2.3 million and $0.4 million, respectively, during the second quarter and first six months of Fiscal 2011, as compared to earning pre-tax income of $10.6 million and incurring a pre-tax loss of $3.9 million during the corresponding periods of Fiscal 2010. We incurred net losses of $1.5 million and $0.3 million, respectively, for the second quarter and first six months of Fiscal 2011, as compared to earning net income of $6.7 million and incurring a net loss of $2.8 million during the corresponding periods of Fiscal 2010.

Liquidity and Capital Resources We generated cash from operations in the amount of $1.9 million during the first six months of Fiscal 2011, as compared to generating cash from operations in the amount of $20.3 million during the corresponding period of Fiscal 2010. The cash flow from operations was lower in the first six months of Fiscal 2011 primarily due to the decrease in accounts payable balances offset by decreases in accounts receivable and inventory balances. Accounts receivable decreased by $47.9 million to $46.9 million as of September 30, 2010, as compared to $94.7 million at the end of Fiscal 2010. Accounts receivable is 44 days sales outstanding (“DSO”) as of September 30, 2010 versus 154 days as of March 31, 2010. The lower level in DSO at September 30, 2010 is due to higher levels of sales in the current period and collection of corresponding receivable balances within the same period and also due to the collection of receivable balances from certain customers with whom we have entered into agreements which include special payment terms. The collections of the related accounts receivable balances from these previous period sales were spread over an extended period and the remaining collection is expected to occur over the next three months. Based on the second quarter cost of sales, which is most representative of current sales activity, inventory levels at September 30, 2010 were equivalent to 92 days on hand, and similarly, based on the fourth quarter of Fiscal 2010 cost of sales, inventory levels at March 31, 2010 were equivalent to 182 days on hand. The decrease in inventory levels is primarily due to higher levels of sales in the current period of certain distributed products for which the Company was carrying the inventory in previous periods and currently does not carry any inventory for such products. The inventory, both as of September 30, 2010 and March 31, 2010, include high levels of inventory of Paragraph IV products to support anticipated sales in the near term period. The accounts payable balance relating to Sun Pharma has also decreased from $160.9 million at March 31, 2010 to $101.6 million at September 30, 2010 in line with decreased levels of inventory relating to distributed products and accounts receivable balances.

During the first quarter of Fiscal 2010 the Company had invested $10.0 million in a bank certificate of deposit which was renewed in June 2010 for twelve months in accordance with the terms of the deposit, and earns interest at a rate of 2.7% APY. If such deposit is withdrawn prior to maturity, the Company will earn interest at the applicable LIBOR rate as on the date of such withdrawal.

As disclosed above the FDA actions and the Company’s voluntary cessation of production at its facilities had a material adverse affect on our current operations and there may be a material adverse affect on our future operations. The Company initiated a reduction in various expenses in an effort to bring its expenses in line with its current levels of sales and other activities.  The sales of distributed products and certain Caraco-owned products made by other manufacturers are expected to continue and contribute to the cash flows. Also, the Company has entered into an agreement with Forest which, to date, has provided three additional products to the Company’s product portfolio, and such products have begun generating incremental revenues under Caraco-owned product sales. We expect additional products will be added to our portfolio as a result of this agreement. The Company owns seven products that are manufactured outside of the Company by other manufacturers including Sun Pharma and its affiliates.  The Company has filed supplements to ANDAs for FDA approval, for the transfer of certain Caraco-owned products to regain revenues from these products. There is on assurance that such approvals will be granted. As of September 30, 2010, we have $55 million in cash and another $10 million in short-term investments, including the proceeds from a loan in the amount of $13.5 million, currently classified as a short term liability. The Company believes that its cash flow from operations and cash balances will continue to support its ongoing business requirements. However, because of, among other things, decreased customer confidence resulting in lower sales, as well as the uncertainty of resumption in manufacturing activities, future costs of FDA compliance and associated costs, various litigation proceedings (see “Note 12. Litigation”) and the future renewals of the marketing agreement and distribution and sale agreement, both signed with Sun Pharma, there can be no assurance of this belief.

At September 30, 2010, we had working capital of $91.9 million, compared to working capital of $89.3 million at March 31, 2010.

During Fiscal 2009 the Company entered into a term loan of $18 million with Charter One Bank. The loan is secured by a mortgage covering the Company’s manufacturing facility and equipment located in Detroit, Michigan. The rate of interest is calculated as LIBOR plus an applicable margin thereto (based upon various leverage levels and current applicable rate is 50 basis points). The aggregate rate applicable to the Company as of September 30, 2010 was 0.5%. The principal loan payments and accrued interest are payable on a quarterly basis beginning July 2009. The principal is to be repaid in equal quarterly installments of $900,000 for ten quarters through October 2011, and thereafter, if not renewed, the remaining balance of $9 million is due in the subsequent quarter by January 2012. Subsequently, in October 2009 the terms of the loan were modified and we entered into an amended agreement. The amendment adds to the loan a one year line of credit note for $15 million against which the Company can borrow funds for working capital purposes or can get letters of credit issued. Against this line of credit, the Bank issued an Irrevocable Standby Letter of Credit in an amount of $15 million, in favor of the United States of America, as required to be placed with the FDA in accordance with the Consent Decree, as disclosed above. On October 9, 2010 this Letter of Credit expired and was not renewed, since the Company was released from this obligation under the terms of the Consent Decree. The line of credit carries an interest rate of LIBOR plus 150 basis points, and if letters of credit are issued, the associated fees are 0.7% of such letters of credit on annualized basis. Also, there is an unused fee of 0.25% on an annualized basis to the extent the line remains idle. The outstanding term loan is cross collateralized by all of the Company’s fixed assets and cash deposit accounts held with Charter One Bank, equivalent to the amount of outstanding loans. These cash deposits earn interest at prevailing rates applicable to such money market accounts. The Company is continuing discussions with Charter One Bank to allow the release of the cash collateral. Charter One Bank has temporarily suspended the required compliance with the covenants in the loan agreements relating to FDA enforcement actions, and has suspended certain other compliance requirements until January 9, 2011. On or before such date, the Company anticipates either entering into revised agreements or repaying the loan in full. Currently, as the loan is in technical default due to the FDA enforcement action, the entire outstanding balance has been classified as a short-term liability.

As required pursuant to the terms of the Loan Agreement, the Company has entered into an Interest Rate Swap Agreement with Charter One Bank to hedge the interest rate applicable on the loan. The notional amount for the swap is $13.5 million which will continue to amortize down as principal payments are made on the related debt. The annualized fixed rate of interest as it applies to this agreement is 2.41%. Thus as of June 30, 2010, the effective rate of interest to the Company for the term loan was 2.91% (2.41% swap rate plus applicable margin of 50 basis points). The Company has made provisions to record the fair value of this swap agreement, which was ($0.5) million at September 30, 2010.

Future Outlook

We voluntarily entered into a Consent Decree with the FDA regarding the Company’s drug manufacturing operations. The Consent Decree provides a series of measures that, when satisfied, will permit Caraco to resume manufacturing and distributing those products that are manufactured in its  facilities. We continue to focus on improving support to, and emphasis on, quality assurance, quality control, and manufacturing areas in order to continually improve the performance of our quality system. We have hired external cGMP consultants who have experience in assisting manufacturers with FDA compliance issues.  These consultants have reviewed all of our systems, procedures, reporting structures, and processes, as well as reviewed training on risk management and overall cGMP.  As part of this comprehensive process we have evaluated our internal and external cGMP audit programs, and will make any improvements that we believe to be necessary to improve these programs.  Caraco continues to obtain assistance and guidance wherever required from the quality group of Sun Pharma to improve its quality systems. Though near term sales of Caraco-owned products face challenges, we are in the process of remediation and intend to effect the changes required to improve our performance on sales of these products, on a long-term basis.

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

Under the terms of the Consent Decree, before resuming the manufacture of any product in the Company’s manufacturing facilities, a number of significant steps and processes are required to be completed, and certifications and approvals from both outside experts and the FDA are to be obtained. The Company has made significant progress toward completion of this endeavor for its first set of two products, and currently believes, as previously disclosed, that it will commence manufacture of these first two products by the end of Fiscal 2011. A second set of two or three products is planned for manufacture during the third quarter of Fiscal 2012.  Accordingly, by the end of Fiscal 2012, the Company expects to be manufacturing and distributing four or five products generating insignificant annualized sales volume.  All of the Company’s prior approved products, together with the new products pending approval from the FDA, will be subject to these same processes, certification and approvals as set forth in the Consent Decree.  The Company believes that, even assuming a successful remediation process, it will take significant time before the Company reaches its previous levels of manufacturing in its facilities. However, there is no assurance that the steps taken will be successful or result in resolution of the FDA compliance issues. We are not able at this time to estimate the cost of these actions, which will be substantial, and will include the costs of operating our manufacturing facility at volumes well below the facility’s capacity. The Consent Decree also requires the Company to abide by certain conditions and restrictions. If the Company violates any portion of the Consent Decree, it could incur monetary fines and other penalties.

The Company intends to continue to augment this insignificant sales volume by the sale of Caraco owned products manufactured at third party sites and sales of distributed products. Caraco-owned products that are manufactured outside of these facilities are not impacted by the aforementioned actions of the FDA. However, any disruption in supplies of the products manufactured at these third party sites due to cGMP or any other issues would significantly impact the revenues from such products. With respect to both agreements,

Our current focus remains on resumption of manufacturing and quality assurance. Currently we are utilizing part of our R&D team to help with technical validations and compliance initiatives and will continue to do so in the near term. As a result, our R&D expense has declined in periods subsequent to the cessation of manufacturing due to the actions of the FDA. Development of products at third party sites, curently in process by our partner companies will continue. Our production capacity is in place, which should support the business for years to come once we overcome our current obstacles.

Currently, we have 33 ANDAs pending approval at the FDA (including four tentative approvals) relating to 29 products. Out of the 33 ANDAs pending approval, 31 (including four tentative approvals) are filed from our Michigan facilities and the remaining two are filed from the manufacturing sites of our partner companies. We continue to upgrade our facilities, and expand our customer base. We now have 18 products, that we market (including Caraco-owned products being manufactured by third parties and those distributed under various agreements with of Sun Pharma), whose market share is ranked third or higher against the same products of our generic competitors. We are focused on products that are currently in our portfolio and are yet to realize their full market potential. The total portfolio consists of 49 products.

Although gross profit margins have come down due to very low sales of Caraco-owned products, we believe we can be successful in marketing distributed products and our products that are manufactured by our partner companies. We have 14 new distributed products launched during Fiscal 2010 and additional seven products launched subsequent to the end of Fiscal 2010 that Sun Pharma or its affiliates received FDA approvals. We have also transferred certain Caraco-owned products to additional alternate manufacturing sites that would allow the Company to regain revenues from those products. We have filed with the FDA supplements to ANDAs, for its approval, for some of these transferred products. There is no assurance that such approvals will be granted. Should pricing pressures become more severe than anticipated; the result may be reduced growth rates and gross margins. Management has worked, and will continue to work, diligently to counter the pricing pressures through increased sales volumes, improved market share on existing products, expansion of our customer base, improved productivity, and increased cost reductions.

The Company intends to decrease its internal development of new products. It will continue to attempt to develop products with third parties, including Alkaloida, an indirect subsidiary of Sun Pharma (see Note 6. - Sun Pharmaceutical Industries Limited). Third party product development is a critical element in meeting expectations in the future.

The FDA’s action and the Company’s voluntary cessation of manufacturing have had, and are expected to continue to have, a material adverse effect on operations and operating results.  At September 30, 2010, the Company had $55 million in cash and $10 million in short-term investments including the proceeds from a loan in the amount of $13.5 million. The Company believes that its cash flow from operations and cash balances will continue to support its ongoing business requirements including working capital requirements, funding of potential litigation expenses relating to Paragraph IV certification and financing of further capital investments. However, because, among other things, of the uncertainty of future costs of FDA compliance and associated costs, there can be no assurance of this belief.

Beginning in Fiscal 2007 through the second quarter of Fiscal 2011, we entered into seven definitive agreements with unaffiliated  companies to develop eight additional ANDAs for Caraco and provide additional opportunities for the future development of products. These agreements contain, both milestone payments to be paid in cash and profit sharing based upon future sales for a defined period, for certain products and only milestone payments in cash without any obligation to share profits in the future for other products. However we have terminated two agreements earlier entered for three of these products. This brings the total number of products being developed by unaffiliated companies to five. During the first six months of Fiscal 2011, the Company filed ANDAs with the FDA for two of these products.

As previously mentioned, in Fiscal 2007 we entered into a definitive agreement to market Sun Pharma ANDAs that are either approved or awaiting approval at the FDA. Accordingly, we continue to market a number of these products which are categorized as distributed products. This agreement has been further renewed in January 2010, for a period of one year. This agreement is currently scheduled to expire in January, 2011. Negotiations with Sun Pharma are currently underway for renewal and/or extension of this contract, and based on negotiations conducted to date, management is highly confident that the contract will be extended in its present form for at least one year. In addition, on January 29, 2008, the Company executed a distribution and sale agreement with Sun Pharma. This agreement covers certain mutually agreed upon products that have been filed or will be filed with the FDA with a Paragraph IV certification. A Paragraph IV certification states that the filer believes that it either does not infringe the patent or believes that the patent is invalid. Paragraph IV certified products face litigation challenges with respect to claims of patent infringement. Sun Pharma is not obligated to offer Caraco products under this agreement, however, Caraco has the exclusive right to market in the U.S., its territories and possessions, including Puerto Rico, any products offered by Sun Pharma and accepted by Caraco. Under the agreement, the Company participates in the sales opportunity on the products, and also shares the litigation risks to a limited extent based on percentage. If such claims are successful, however, they could have a material adverse effect on the Company. We have been marketing several products under this agreement, including Pantoprazole sodium DR tablets and Oxaliplatin.  See “Note 12. Litigation.” The initial term of the distribution and sale agreement expires on January 29, 2011.  However, it automatically renews for consecutive one year terms unless either of the parties elects not to renew, which election requires a notice to be given at least three months prior to the expiration of the initial or such renewal term.  The Company has not received any such notice and accordingly, this agreement now expires on January 29, 2012.

Currently our revenues are highly dependent on these agreements as we have ceased all manufacturing activities due to the actions of the FDA. If these agreements are not renewed, the Company would incur significantly higher losses and such non-renewal would have material adverse effect on its results of operations.

These agreements provide for an alternate stream of products that are intended to complement our decreased internal research and development and our outsourced development. From time to time significant product launches such as we experienced under the distribution and sale agreement for Paragraph IV products we entered into in Fiscal 2008, may occur that will add near term growth that may or may not be sustainable in future periods. Additionally we will continue to work to transfer from Sun Pharma future product technology on a cash basis similar to other third party developers and in the future we may provide services to Sun Pharma, its affiliates and other third party pharmaceutical manufacturers relating to distribution of certain products, on a fee for service basis in effort to expand our product offerings and remain competitive. In this connection, see “Note 6 - Sun Pharmaceutical Industries Limited”, relating to our products agreement with Alkaloida, an indirect subsidiary of Sun Pharma. It is our belief that our infrastructure and the relationships we have with our customers, can be utilized to optimize sales for our own products, as well as of other companies that are entering or are planning to enter the U.S. market but do not have the infrastructure required to compete effectively.

The various agreements referenced above are intended to provide four diverse paths of development, an increased product pipeline and potential revenue. These various paths should mitigate the risk of each other, potentially allowing for ongoing approvals from the FDA. As noted, however, we do not expect to receive any approvals for products out of our facilities until we resolve the FDA’s concerns.

The Company’s  goals for the remainder of Fiscal 2011 include:

●	Compliance with Consent Decree.

●	Continue working towards resumption of manufacturing activities in conformance with FDA guidelines, the work plan approved by the FDA and the Consent Decree.

●	Work towards extension of our distribution agreements with Sun Pharma.

●	Increase cGMP training to accommodate staff and compliance.

●	Increase market share for certain existing products and recently introduced products.

●	Enhanced customer reach and satisfaction.

●	Leverage distribution and marketing core competencies by marketing third party products through in-licensing agreements.

●	Increase revenue and cash by marketing ANDAs owned by Sun Pharma, and the prompt introduction of new products to the market.

●
Research alternate product development sources and product licenses such as in licensing authorized generics from brand innovator companies and acquisitions of ANDAs from competitor manufacturers both domestically and abroad.

●	Increase management training and development.

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

Such risks and uncertainties include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) not obtaining FDA approval for new products or delays in receiving FDA approvals; (iii) governmental restrictions on the sale of certain products; (iv) dependence on key personnel; (v) development by competitors of new or superior products or cheaper products or new technology for the production of products or the entry into the market of new competitors; (vi) market and customer acceptance and demand for new pharmaceutical products; (vii) availability of raw materials in a timely manner, at competitive prices, and in required quantities; (viii) timing and success of product development and launch; (ix) integrity and reliability of the Company’s data; (x) lack of success in attaining full compliance with regard to regulatory and cGMP compliance; (xi) experiencing difficulty in managing our recent rapid growth and anticipated future growth; (xii) dependence on limited customer base; (xiii) occasional credits to certain customers reflecting price reductions on products previously sold to them and still available as shelf-stock; (xiv) possibility of an incorrect estimate of charge-backs and the impact of such an incorrect estimate on net sales, gross profit and net income; (xv) dependence on few products generating majority of sales; (xvi) product liability claims for which the Company may be inadequately insured; (xvii) subjectivity in judgment of management in applying certain significant accounting policies derived based on historical experience, terms of contracts, our observations of trends of industry, information received from our customers and other sources, to estimate revenues, accounts receivable allowances including chargebacks, rebates, income taxes, values of assets and inventories; (xviii) litigation involving claims of patent infringement; (xix) litigation involving claims for royalties and/or options relating to a prior contract for one product and (xx) material litigation from product recalls, (xxi) the purported class action lawsuits alleging federal securities laws violations, (xxii) delays in returning the Company’s products to market, including loss of market share, and (xxiii) excessive dependency for revenues on the marketing agreement and distribution and sale agreement, both signed with Sun Pharma; (xxiv) excessive dependency on Sun Pharma and other third parties for manufacture of Caraco owned products; and (xxv) other risks identified in this report and identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (see Item 1A hereof and our Annual Report on Form 10-K for the year ended March 31, 2010, Part I, Item 1A, for more detailed discussion of such risks). These forward-looking statements represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

b. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has recently engaged an outside firm to support its internal audit function.

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The information presented in Note 12 of Part I, Notes to Financial Statements, is incorporated herein by reference.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first six months of Fiscal 2011, 544,000 shares of Series B Preferred Stock previously issued to Sun Global were converted into 544,000 shares of Caraco common stock and issued to Sun Global.

All shares of Caraco common stock issued by the Company as set forth above were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.                      EXHIBITS

10.30	Third Amendment to Loan Agreement with RBS Citizens N.A. dated October 6, 2010

10.31	Certificate of Suspension of Loan Covenants between Caraco and RBS Citizens N.A. dated October 6, 2010.

31.1	Certification of Chief Executive Officer

31.2	Certification of Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARACO PHARMACEUTICAL LABORATORIES, LTD.

Date: November 8, 2010	By:	/s/ GP. Singh Sachdeva
GP. Singh Sachdeva
Chief Executive Officer

Date: November 8, 2010	By:	/s/ Mukul Rathi
Mukul Rathi
Interim Chief Financial Officer

EXHIBIT INDEX

10.30	Third Amendment to Loan Agreement with RBS Citizens N.A. dated October 6, 2010

10.31	Certificate of Suspension of Loan Covenants between Caraco and RBS Citizens N.A. dated October 6, 2010

31.1	Certification of Chief Executive Officer

31.2	Certification of Interim Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002